Form 10-Q
period 2012-03-31
Allied Technologies Group, Inc.
filed 2012-05-07
CIK 1532828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-178472

ALLIED TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	8711 (Primary Standard Industrial Classification Code Number)	99-0369568 (IRS Employer Identification No.)

(Address, including zip code, Telephone and Facsimile Number including area code, of Registrant’s

Principal Executive Offices)

28A Horbow-Kolonia

Zalesie, Poland 21-512

Telephone +48833111672

____________________________

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,590,000 as of May 7, 2012.

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	MARCH 31, 2012	SEPTEMBER 30, 2011
ASSETS
Current Assets
Cash and equivalents	$ 15,176	$ 1,600
Total Current Assets	15,176	1,600

TOTAL ASSETS	$ 15,176	$ 1,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$ 1,000	$ 4,000
Notes payable – related party	6,175	175
Total Liabilities	7,175	4,175

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 75,000,000 shares authorized, 1,990,000 shares issued and outstanding (1,500,000 shares issued and outstanding as at September 30, 2011)	1,990	1,500
Additional paid-in capital	9,310	0
Deficit accumulated during the development stage	(3,299)	(4,075)
Total Stockholders’ Equity (Deficit)	8,001	(2,575)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 15,176	$ 1,600

See accompanying notes to financial statements.

ALLIED TECHNOLOGIES GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED MARCH 31, 2012	SIX MONTHS ENDED MARCH 31, 2012	FOR THE PERIOD FROM SEPTEMBER 22, 2011 (INCEPTION) TO MARCH 31, 2012
REVENUES	$ 3,950	$ 3,950	$ 3,950

EXPENSES
Professional fees	1,000	3,000	7,000
General and administrative	149	174	249
TOTAL EXPENSES	1,149	3,174	7,249

INCOME (LOSS) FROM OPERATIONS	2,801	776	(3,299)

PROVISION FOR INCOME TAXES	0	0	0

NET INCOME (LOSS)	$ 2,801	$ 776	$ (3,299)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,524,395	1,512,131

See accompanying notes to financial statements.

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED MARCH 31, 2012	FOR THE PERIOD FROM SEPTEMBER 22, 2011 (INCEPTION) TO MARCH 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) for the period	$ 776	(3,299)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase in accrued expenses	(3,000)	1,000
NET CASH USED BY OPERATING ACTIVITIES	(2,224)	(2,299)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	6,000	6,175
Proceeds from issuance of common stock	9,800	11,300
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,800	17,475

NET INCREASE IN CASH	13,576	15,176

Cash, beginning of period	1,600	0
Cash, end of period	$ 15,176	15,176

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0

See accompanying notes to financial statements.

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Allied Technologies Group, Inc. (‘Allied” or “the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 22, 2011. The Company is a Poland-based company and intends to provide consulting services) in small boat building and maintenance, which will include but is not limited to consulting in boat building, boat repairs and maintenance, refurbishing, winterizing, custom refinishing and modifications, interior customization, appraisals and major renovations  first in Poland and later, assuming available funds, in Europe and North America.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a September 30 fiscal year end.

Cash and Cash Equivalents

Allied considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2012 and September 30, 2011, respectively, the Company had $15,176 and $1,600 of cash.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses and notes payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Allied Technologies does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – NOTES PAYALBE – RELATED PARTY

The shareholder has loaned funds to the Company to help pay operating expenses. The loans are unsecured, non-interest bearing and due on demand. The balances due to the shareholder were $6,175 and $175 as of March 31, 2012 and September 30, 2011, respectively.

NOTE 3 – COMMON STOCK

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

During the period ended September 30, 2011, the Company issued 1,500,000 shares of common stock at $0.001 per share for total cash proceeds of $1,500.

In March 2012 , the Company issued 490,000 shares of common stock at $0.02 per share for total cash proceeds of $9,800.

As of March 31, 2012 there were 1,990,000 shares of common stock issued and outstanding.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012

NOTE 5 – INCOME TAXES

As of March 31, 2012, the Company had net operating loss carry forwards of approximately $3,299 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $3,299 as of March 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 7 – SUBSEQUENT EVENTS

In April 2012, the Company issued 600,000 shares of common stock at $0.02 per share for total cash proceeds of $12,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

INTRODUCTION

We were incorporated in the State of Nevada on September 22, 2011. To date, our business operations have been limited to primarily, the development of a business plan and the signing of the service agreement with Star Guide, Inc., a private Polish company. We intend to provide consulting services in small boat building and maintenance, which will include but is not limited to consulting in boat building, boat repairs and maintenance, refurbishing, winterizing, custom refinishing and modifications, interior customization, appraisals and major boat renovations in Poland. We plan to expand our services to European and North American market in the future if we have the available resources and growth to warrant it.

Consulting Services

Our consulting services in small boat building and maintenance will include but are not limited to:

- Consulting in boat building

- Boat repairs and maintenance

- Refurbishing and winterizing

- Custom refinishing and modifications

- Interior customization

- Appraisals

- Major renovations

Our specific areas of services will include the following:

- Analyze existing plans, schemes and designs to be used by clients in boat building

- Prepare written recommendations for improvement of current vessel design and specifications. Special consideration will be given to selecting boat cooling & heating systems, electrical systems and installation, design of special loading and unloading components and governmental safety requirements

- Review of the navigation system and all operational details

- Recommendations regarding cost efficiency in boat building process

- Use of alternate fuels: CNG, electric and bio-diesel

RESULTS OF OPERATION

We are a development stage company and we have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

SIX MONTH PERIOD ENDED MARCH 31, 2012 COMPARED TO THE PERIOD FROM INCEPTION (SEPTEMBER 22, 2011) TO MARCH 31, 2012

Our income for the six month period ended March 31, 2012 was $776 compared to a net loss of $3,299 during the period from inception (September 22, 2011) to March 31, 2012. During the six month period ended March 31, 2012, we generated $3,950 in revenue.

During the six month period ended March 31, 2012, we incurred general and administrative expenses $3,174 compared to $7,249 incurred during the period from inception (September 22, 2011) to March 31, 2012. General and administrative and professional fee expenses incurred during the six month period ended March 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 1,512,131 for the six month period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED MARCH 31, 2012

As at March 31, 2012, our current assets were $15,176 compared to $1,600 in current assets at September 30, 2011. Current assets were entirely comprised of $15,176  in cash. As at March 31, 2012, our current liabilities were $7,175. Current liabilities were comprised of $6,175 in loans from Director and $1,000 of accrued expenses.

Stockholders’ equity was $8,001 as of March 31, 2012 compared to stockholders’ deficit of $2,575 as of September 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended March 31, 2012, net cash flows used in operating activities was $2,224 consisting of a net income of $776 and decrease in accrued expenses of $3,000. Net cash flows used in operating activities was $2,299 for the period from inception (September 22, 2011) to March 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended March 31, 2012 net cash provided by financing activities was $15,800 received from proceeds from issuance of common stock of $9,800 and loan from Director of $6,000. For the period from inception (September 22, 2011) to March 31, 2012, net cash provided by financing activities was $17,475 received from proceeds from issuance of common stock and loan from Director.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of March 31, 2012, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our September 30, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED TECHNOLOGIES GROUP, INC.
Dated: May 7, 2012	By: /s/ Ihar Yaravenka
Ihar Yaravenka, President and Chief Executive Officer and Chief Financial Officer