Form 10-Q
period 2012-06-30
Allied Technologies Group, Inc.
filed 2012-07-30
CIK 1532828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,590,000 as of July 30, 2012.

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	JUNE 30, 2012	SEPTEMBER 30, 2011
ASSETS
Current Assets
Cash and equivalents	$ 2,291	$ 1,600
Prepaid Expenses	6,740	-
Total Current Assets	9,031	1,600

TOTAL ASSETS	$ 9,031	$ 1,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$ -	$ 4,000
Notes payable – related party	6,175	175
Total Liabilities	6,175	4,175

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,590,000 shares issued and outstanding (1,500,000 shares issued and outstanding as at September 30, 2011)	2,590	1,500
Additional paid-in capital	20,710	0
Deficit accumulated during the development stage	(20,444)	(4,075)
Total Stockholders’ Equity (Deficit)	2,856	(2,575)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 9,031	$ 1,600

See accompanying notes to financial statements.

ALLIED TECHNOLOGIES GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED JUNE 30, 2012	NINE MONTHS ENDED JUNE 30, 2012	FOR THE PERIOD FROM SEPTEMBER 22, 2011 (INCEPTION) TO JUNE 30, 2012
REVENUES	$ -	$ 3,950	$ 3,950

EXPENSES
Professional fees	1,000	4,000	8,000
General and administrative	16,145	16,319	16,394
TOTAL EXPENSES	17,145	20,319	24,394

INCOME (LOSS) FROM OPERATIONS	(17,145)	(16,369)	(20,444)

PROVISION FOR INCOME TAXES	0	0	0

NET INCOME (LOSS)	$ (17,145)	$ (16,369)	$ (20,444)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,573,846	1,864,744

See accompanying notes to financial statements.

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED JUNE 30, 2012	FOR THE PERIOD FROM SEPTEMBER 22, 2011 (INCEPTION) TO JUNE 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss) for the period	$ (16,369)	$ (20,444)
Decrease (Increase) in Operating Assets:
Prepaid Expenses	(6,740)	(6,740)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(4,000)	-
NET CASH USED BY OPERATING ACTIVITIES	(27,109)	(27,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	6,000	6,175
Proceeds from issuance of common stock	21,800	23,300
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,800	29,475

NET INCREASE IN CASH	691	2,291

Cash, beginning of period	1,600	0
Cash, end of period	$ 2,291	$ 2,291

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0

See accompanying notes to financial statements.

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

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

Cash and Cash Equivalents

Allied considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2012 and September 30, 2011, respectively, the Company had $2,291 and $1,600 of cash.

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

JUNE 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012.

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

NOTE 2 – NOTES PAYALBE – RELATED PARTY

The shareholder has loaned funds to the Company to help pay operating expenses. The loans are unsecured, non-interest bearing and due on demand. The balances due to the shareholder were $6,175 and $175 as of June 30, 2012 and September 30, 2011, respectively.

NOTE 3 – COMMON STOCK

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

During the period ended September 30, 2011, the Company issued 1,500,000 shares of common stock at $0.001 per share for total cash proceeds of $1,500.

In March 2012, the Company issued 490,000 shares of common stock at $0.02 per share for total cash proceeds of $9,800. In April 2012, the Company issued 600,000 shares of common stock at $0.02 per share for total cash proceeds of $12,000.

As of June 30, 2012 there were 2,590,000 shares of common stock issued and outstanding.

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

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 5 – INCOME TAXES

As of June 30, 2012, the Company had net operating loss carry forwards of approximately $20,444 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $20,444 as of June 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2012to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

NINE MONTH PERIOD ENDED JUNE 30, 2012 COMPARED TO THE PERIOD FROM INCEPTION (SEPTEMBER 22, 2011) TO JUNE 30, 2012

Our loss for the nine month period ended June 30, 2012 was $16,369 compared to a net loss of $20,444 during the period from inception (September 22, 2011) to June 30, 2012. During the nine month period ended June 30, 2012, we generated $3,950 in revenue.

During the nine month period ended June 30, 2012, we incurred professional, general and administrative expenses $20,319 compared to $24,394 incurred during the period from inception (September 22, 2011) to June 30, 2012. General and administrative and professional fee expenses incurred during the nine month period ended June 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 1,864,744 for the nine month period ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED JUNE 30, 2012

As at June 30, 2012, our current assets were $9,031 compared to $1,600 in current assets at September 30, 2011. Current assets were entirely comprised of $2,291 in cash and $6,740 in prepaid expenses. As at June 30, 2012, our current liabilities were $6,175. Current liabilities were comprised of $6,175 in loans from Director.

Stockholders’ equity was $2,856 as of June 30, 2012 compared to stockholders’ deficit of $2,575 as of September 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended June 30, 2012, net cash flows used in operating activities was $27,109 consisting of a net loss of 16,369, increase in prepaid expenses of $6,740 and decrease in accrued expenses of $4,000. Net cash flows used in operating activities was $27,184 for the period from inception (September 22, 2011) to June 30, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended June 30, 2012 net cash provided by financing activities was $27,800 received from proceeds from issuance of common stock of $21,800 and loan from Director of $6,000. For the period from inception (September 22, 2011) to June 30, 2012, net cash provided by financing activities was $29,475 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of June 30, 2012, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

ALLIED TECHNOLOGIES GROUP, INC.
Dated: July 30, 2012	By: /s/ Ihar Yaravenka
Ihar Yaravenka, President and Chief Executive Officer and Chief Financial Officer