Form 10-K
period 2012-09-30
Allied Technologies Group, Inc.
filed 2012-11-30
CIK 1532828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

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

Principal Executive Offices)

28A Horbow-Kolonia

Zalesie, Poland 21-512

Telephone +48833111672

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X ]

As of November 30, 2012, the registrant had 2,590,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of November 30, 2012.

PART I

ITEM 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

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

- Recommendations regarding cost efficiency in boat building process

- Use of alternate fuels: CNG, electric and bio-diesel

ITEM 1A.  Risk Factors

Not applicable to smaller reporting companies.

ITEM 2.  Description of Property

We do not own any real estate or other properties.

ITEM 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “ALIE”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of September 30, 2012, no shares of our common stock have traded.

Number of Holders

As of September 30, 2012, the 2,590,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended September 30, 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED SEPTEMBER 30, 2012 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2011.

Our net loss for the fiscal year ended September 30, 2012 was $40,276 compared to a net loss of $4,075 during the fiscal year ended September 30, 2011. During fiscal year ended September 30, 2012, the Company generated revenue of $3,990.

During the fiscal year ended September 30, 2012, we incurred general and administrative expenses of $34,966 and professional fees of $9,300 compared to general and administrative expenses of $75 and professional fees of 4,000 incurred during fiscal year ended September 30, 2011.  These expenses incurred during the fiscal year ended September 30, 2012 consisted of: bank charges of $579 (2011:  $0); professional fees of $9,300 (2011: $4,000) and miscellaneous charges of $34,387 (2011: $75).

Expenses incurred during  fiscal year ended September 30, 2012  compared to fiscal year ended September 30, 2011  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

The weighted average number of shares outstanding was 2,063,743 for the fiscal year ended September 30, 2012 compared to 166,667 for the fiscal year ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED SEPTEMBER 30, 2012

As of September 30, 2012, our current assets were $5,404 and our total liabilities were $26,455. As of September 30, 2012, current assets were comprised of $5,404 in cash. As of September 30, 2012, total liabilities were comprised of $22,155 in loans from a related party and $4,300 in accounts payable.

As of September 30, 2012, our total assets were $5,404 comprised entirely of current assets.  Stockholders’ deficit was $21,051 as of September 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended September 30, 2012, net cash flows used in operating activities was $39,976 consisting of a net loss of $40,276 and increase in accounts payable of $300. Net cash flows used in operating activities was $40,051 for the period from inception (September 22, 2011) to September 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either loans from a related party or the sale of equity . For the fiscal year ended September 30, 2012 net cash provided by financing activities was $43,780, received from proceeds from issuance of common stock and loans from a related party.  For the period from inception (September 22, 2011) to September 30, 2012, net cash provided by financing activities was $45,455 received from proceeds from issuance of common stock and loans from a related party.

PLAN OF OPERATION AND FUNDING

We are a development stage company with limited operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months. In the event that we are not able to generate sufficient revenue and do not have sufficient cash assets to continue as a public company, we may engage in discussions with other entities to enter into a possible merger or acquisition of our company.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2012 and September 30, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

TABLE OF CONTENTS

SEPTEMBER 30, 2012

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Allied Technologies Group, Inc.

Zalesie, Poland

We have audited the accompanying balance sheets of Allied Technologies Group, Inc., as of September 30, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the periods then ended and the period from September 22, 2011 (date of inception) to September 30, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Technologies Group, Inc., as of September 30, 2012 and 2011 and the results of its operations and cash flows for the periods then ended and the period from September 22, 2011 (date of inception) to September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has negative working capital, has received minimal received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

November 19, 2012

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and equivalents	$ 5,404	$ 1,600
Total Current Assets	5,404	1,600

TOTAL ASSETS	$ 5,404	$ 1,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$ 4,300	$ 4,000
Notes payable – related party	22,155	175
Total Liabilities	26,455	4,175

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,590,000 shares issued and outstanding (1,500,000 – 2011)	2,590	1,500
Additional paid-in capital	20,710	-
Deficit accumulated during the development stage	(44,351)	(4,075)
Total Stockholders’ Deficit	(21,051)	(2,575)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 5,404	$ 1,600

See accompanying notes to financial statements.

ALLIED TECHNOLOGIES GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM SEPTEMBER 22, 2011 (INCEPTION) TO SEPTEMBER 30, 2012

	Year ended September 30, 2012	Period from September 22, 2011 (Inception) to September 30, 2011	Period from September 22, 2011 (Inception) to September 30, 2012

REVENUES	$ 3,990	$ -	$ 3,990

EXPENSES
Professional fees	9,300	4,000	13,300
General and administrative	34,966	75	35,041
TOTAL EXPENSES	44,266	4,075	48,341

LOSS FROM OPERATIONS	(40,276)	(4,075)	(44,351)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (40,276)	$ (4,075)	$ (44,351)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,063,743	166,667

See accompanying notes to financial statements.

ALLIED TECHNOLOGIES GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM SEPTEMBER 22, 2011 (INCEPTION) TO SEPTEMBER 30, 2012

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, September 22, 2011	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	1,500,000	1,500	-	-	1,500

Net loss for the period ended September 30, 2011	-	-	-	(4,075)	(4,075)

Balance, September 30, 2011	1,500,000	1,500	0	(4,075)	(2,575)

Shares issued for cash at $0.02 per share	1,090,000	1,090	20,710	-	21,800

Net loss for the year ended September 30, 2012	-	-	-	(40,276)	(40,276)

Balance, September 30, 2012	2,590,000	$ 2,590	$ 20,710	$ (44,351)	$ (21,051)

See accompanying notes to financial statements.

F-5

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM SEPTEMBER 22, 2011 (INCEPTION) TO SEPTEMBER 30, 2012

	Year ended September 30, 2012	Period from September 22, 2011 (Inception) to September 30, 2011	Period from September 22, 2011 (Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (40,276)	$ (4,075)	$ (44,351)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	300	4,000	4,300
Net Cash Used in Operating Activities	(39,976)	(75)	(40,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	21,980	175	22,155
Proceeds from issuance of common stock	21,800	1,500	23,300
Net Cash Provided by Financing Activities	43,780	1,675	45,455

NET INCREASE IN CASH	3,804	1,600	5,404

Cash, beginning of period	1,600	-	-
Cash, end of period	$ 5,404	$ 1,600	$ 5,404

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Cash and Cash Equivalents

Allied considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2012 and 2011, respectively, the Company had $5,404 and $1,600 of cash.

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

SEPTEMBER 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses consisted of amounts due to the Company’s outside independent auditors as of September 30, 2012 and 2011 for periods reported on in these financial statements.

NOTE 3 – NOTES PAYALBE – RELATED PARTY

The shareholder has loaned funds to the Company to help pay operating expenses. The loans are unsecured, non-interest bearing and due on demand. The balances due to the shareholder were $22,155 and $175 as of September 30, 2012 and 2011, respectively.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 shares of $0.001 par value common stock authorized.

During the period ended September 30, 2011, the Company issued 1,500,000 shares of common stock at $0.001 per share for total cash proceeds of $1,500.

In March 2012, the Company issued 940,000 shares of common stock at $0.02 per share for total cash proceeds of $18,800.

In April 2012, the Company issued 150,000 shares of common stock at $0.02 per share for total cash proceeds of $3,000.

As of September 30, 2012 there were 2,590,000 shares of common stock issued and outstanding.

ALLIED TECHNOLOGIES GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of approximately $44,351 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended September 30, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$ 13,694	$ 1,386
Less: valuation allowance	(13,694)	(1,386)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2012 and 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$ 15,080	$ 1,386
Less: valuation allowance	(15,080)	(1,386)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $44,351 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has negative working capital, has received minimal revenue from sales of products or services, and has incurred losses since inception resulting in an accumulated deficit of $44,351 as of September 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial

Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1) We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2) We did not maintain appropriate cash controls – As of September 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3) We did not implement appropriate information technology controls – As at September 30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of September 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Ihar Yaravenka 28A Horbow-Kolonia Zalesie, Poland 21-512	58	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Mr. Yaravenka has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on September 22, 2011.  Mr. Yaravenka owns 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Yaravenka was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. This decision did not in any manner relate to Mr. Yaravenka’s previous employments.  Mr. Yaravenka’s previous experience, qualifications, attributes or skills were not considered when he was appointed as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors.

Mr. Yaravenka obtained a Bachelor’s degree in Engineering from the Almaty University of Power Engineering and Telecommunications (AUPET) in Almaty, Kazakhstan. After graduation Mr. Ihar Yaravenka has been working for various engineering companies in Kazakhstan, Poland and Europe. In 2001 Mr. Yaravenka accepted position of engineer at Yacht Metal, a Poland-based company, specializing in building of boats and yachts. Mr. Yaravenka is currently employed by Yacht Metal.

During the past ten years, Mr. Yaravenka has not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Yaravenka was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Yaravenka’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on September 22, 2011  to September 30, 2012 (our fiscal year end) and subsequent thereto to the date of this prospectus.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Ihar Yaravenka , President and Treasurer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of September 30, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of September 30, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Ihar Yaravenka 28A Horbow-Kolonia Zalesie, Poland 21-512	1,500,000 shares of common stock (direct)	57.92%

The percent of class is based on 2,590,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. Certain Relationships and Related Transactions

During the year ended September 30, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. Principal Accountant Fees and Services

During  fiscal year ended September 30, 2012, we incurred  approximately  $7,300 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements.

ITEM 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Number	Description

23.1	Consent of Silberstein Ungar, PLLC CPAs
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED TECHNOLOGIES GROUP, INC.
Dated: November 30, 2012	By: /s/ Ihar Yaravenka
Ihar Yaravenka, President and Chief Executive Officer and Chief Financial Officer