Form 10-Q
period 2012-12-31
Trio Resources, Inc.
filed 2013-02-19
CIK 1532828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

Commission file number 333-178472

TRIO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	1000	99-0369568
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

(Address, including zip code, Telephone and Facsimile Number including area code, of Registrant s

Principal Executive Offices)

100 King Street West,

Suite 5600

Toronto, ON M5X 1C9

Telephone +416-409-2802

____________________________

(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months

(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer, non-accelerated filer, and smaller reporting company in

Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer s classes of common equity, as of the latest practicable date: 338,100,000 as of December 31, 2012.

1

Trio Resources, Inc.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

INDEX

Condensed Consolidated Balance Sheet as of December 31, 2012, unaudited and September 30, 2012	4

Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended December 31, 2012, and the period from May 16, 2012 (Inception) December 31, 2012 (unaudited)	5

Condensed Consolidated Interim Statement of Stockholders’ Deficit for the period from May 16, 2012 (Inception) to December 31, 2012 (unaudited)	6

Condensed Consolidated Interim Statement of Cash Flows for the three months ended December 31, 2012, and from May 16, 2012 (Inception) to December 31, 2012(unaudited)	7

Notes to Condensed Consolidated Interim Financial Statements	8-16

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated

Balance Sheets

Expressed in US Dollars

(unaudited)

	As At	As At
	December 31, 2012	September 30, 2012
	(unaudited)
CURRENT ASSETS
Cash	$4,502	$8,086
Inventory	1,592	1,770
Other receivables	15,572	7,553
Prepaid expenses	66,272	2,691
Total Current Assets	87,938	20,100

Loan receivable – related party (Note 6)	68,009	68,820
Patented claim (Note 6)	10,227	10,374
Property and equipment, net (note 3)	124,289	115,796
TOTAL ASSETS	$290,463	$215,090

CURRENT LIABLILITES
Accounts payable and accrued expenses	$204,951	$62,675

LONG TERM LIABILITIES
Convertible notes payable(Note 8)	1,181,212	621,049
Convertible note payable–related party (Note 7)	320,618	298,135
Total Liabilities	1,706,781	981,859

SHAREHOLDERS’ DEFICIT

Common stock (note 4)	338,100	213,000
Excess of purchase price over net asset value (notes 6 and 7)	(299,105)	(299,105)
Additional paid in capital	10,733	19,534
Accumulated other comprehensive loss	(23,177)	(10,296)
Deficit accumulated during the exploration stage	(1,442,869)	(689,902)
Total Shareholders’ Deficit	(1,416,318)	(766,769)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$290,463	$215,090

See accompanying notes to the unaudited condensed interim consolidated financial statements

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated

Statements of Operations and Comprehensive Loss

Expressed in US Dollars

(unaudited)

		Cumulative From
		May 16, 2012
	Three Months Ended	(inception) to
	December 31, 2012	December 31, 2012

REVENUES	$-	$-

EXPENSES
Amortization	3,336	6,930
Corporate expenses	567,098	862,162
Interest expense	50,150	64,713
Exploration and development costs	66,217	232,028

Total Expenses	686,801	1,165,833

NET LOSS	(686,801)	(1,165,833)

Other comprehensive loss:
Foreign currency translation adjustment	(12,881)	(23,177)

COMPREHENSIVE LOSS	$(699,682)	$(1,189,010)

Weighted Average Number of common shares outstanding	273,459,140

Loss Per Share	$0.002

See accompanying notes to the unaudited condensed interim consolidated financial statements

Trio Resources, Inc.

(An Exploration Stage Company)

Interim Condensed Consolidated

Statement of Shareholders’ Deficit

Expressed in US Dollars

(unaudited)

	Common Shares	Par Value	Additional Paid-In Capital	Excess of purchase price over net asset value	Comprehensive Income	Accumulated Deficit	TOTAL

May 16, 2012 (Inception) Issuance of common shares (Note 1)	213,000,000	213,000				(191,336)	21,664
Excess of purchase price over net asset value				(299,105)			(299,105)
Cumulative translation adjustment					(10,296)		(10,296)

Deficit accumulated during period May 16, 2012 (Inception) to September 30, 2012						(479,032)	(479,032)

September 30, 2012	213,000,000	213,000		(299,105)	(10,296)	(670,368)	(766,769)
Acquisition of Allied Technologies Group, Inc. (Note 1)	109,000,000	109,000				(85,700)	23,300
Issuance of shares re: consulting agreement (Note 1)	16,100,000	16,100	10,733				26,833
Cumulative translation adjustment					(12,881)		(12,881)
Deficit accumulated during quarter ended December 31, 2012						$(686,801)	(686,801)

December 31, 2012	338,100,000	338,100	10,733	(299,105)	(23,177)	(1,442,869)	(1,416,318)

Note 1: The Stock Split in the period ended December 31, 2012 resulted in negative Additional Paid In Capital. This has been charged to Accumulated Deficit as an Appropriation of Capital. The stock split has been accounted for on a retrospective basis.

See accompanying notes to the unaudited condensed interim consolidated financial statements

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated

Interim Statements of Cash Flows

Expressed in US Dollars

(unaudited)

		Cumulative from
		May 16, 2012
	Three Months Ended	(inception) to
	December 31, 2012	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(686,801)	(1,165,833)
Adjustment to reconcile net loss to net cash used by operating activities
Amortization	3,336	6,930
Changes in assets and liabilities
(Increase) in other receivable	(8,019)	(15,572)
Decrease (increase) in inventory	178	(1,592)
(Increase) in prepaid expenses	(63,581)	(66,272)
Increase in accounts payables and accrued expenses	142,275	204,950
Stock based payment for services	26,833	26,833
Accretion interest on convertible note payable-related party	22,483	22,483
Other, net		(970)
NET CASH USED BY OPERATING ACTIVITIES	(563,296)	(989,043)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in patented claim(s)	147	(10,227)
Loan receivable-related party	811	(68,009)
Purchases of property and equipment	(11,828)	(131,218)
NET CASH USED BY INVESTING ACTIVITIES	(10,870)	(209,454)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	560,163	1,181,212
Cash paid in acquisition	23,300	44,964

NET CASH PROVIDED BY FINANCING ACTIVITIES	583,463	1,226,176

Effect of exchange rate changes on cash	(12,881)	(23,177)

NET (DECREASE) INCREASE IN CASH	(3,584)	4,502
CASH, BEGINNING OF PERIOD	8,086	-
CASH, END OF PERIOD	4,502	4,502

NON CASH FINANCIAL ACTIVITIES

Increase in Convertible Note Payable – Related Party		298,135
Non cash investing and financing activities		(299,105)
NON CASH FINANCIAL ACTIVITIES		(970)

See accompanying notes to the unaudited condensed interim consolidated financial statements

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Expressed in US Dollars

1.	Organization, Nature of Business, Going Concern and Management Plans

Organization and Nature of Business

Trio Resources, Inc. (the “Company” or “Trio Resources”), formerly Allied Technologies Group, Inc. (“Allied”) was incorporated in the state of Nevada on September 22, 2011.

On December 14, 2012 Allied entered into a transaction (the “Share Exchange”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of TrioResources AG Inc. (“Trio”), which became a wholly owned subsidiary of the Company. The acquisition was accounted for as a recapitalization using accounting principles applicable to reverse acquisitions whereby the unaudited condensed consolidated financial statements subsequent to the date of the acquisition are presented as a continuation of TrioResources AG Inc. Under reverse acquisition accounting TrioResources AG Inc. (legal subsidiary) will be treated as the accounting parent (acquirer) and Trio Resources, Inc. (legal parent) will be treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the reverse acquisition, which includes one for one issuance of Trio Resources, Inc. shares to the TrioResources AG Inc. shareholders.

Under the terms of the Share Exchange, Ihar Yaravenka, the former sole director, officer, and principal shareholder of Trio Resources, Inc. (the “Principal Shareholder”), cancelled all 1,500,000 shares of Common Stock that he owned, which constituted 57.9% of the issued and outstanding shares of Common Stock prior to the Share Exchange

As a result of the Share Exchange, Trio became the wholly owned subsidiary of the Company and the Trio Shareholders became the controlling shareholders of the Company, owning an aggregate of 66.15% of the issued and outstanding shares of Common Stock. In connection with the Share Exchange, the Principal Shareholder submitted a resignation letter resigning from his positions as the sole director and officer of the Company, effective upon the closing of the Share Exchange, and the directors of Trio were appointed to the Board of Directors of the Company, and the officers of Trio were appointed as the officers of the Company.

The Company has filed a Certificate of Amendment of its Articles of Incorporation (the “Charter Amendment”) with the Secretary of State of Nevada to (1) change its name from Allied Technologies Group, Inc. to Trio Resources, Inc. (the “Name Change”) and (2) increase its total authorized shares of Common Stock, from 75,000,000 shares to 400,000,000 shares (the “Authorized Share Increase”). Additionally, as a condition to close the Share Exchange, the Company’s Board of Directors approved and authorized the Company to take the necessary steps to effect a forward stock split of the issued and outstanding shares of Common Stock, such that each lot of one (1) issued and outstanding share of Common Stock shall be automatically changed and converted into one hundred (100) shares of Common Stock, payable to all holders of record of the Common Stock as of December 31, 2012 (the “Forward Stock Split”).

The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Trio is considered the acquirer for accounting and financial reporting purposes. The effective date of the Share Exchange Agreement is December 14, 2012 and all of the necessary accounting adjustments were fully reflected in the December 31, 2012 unaudited condensed consolidated financial statements.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Expressed in US Dollars

The Company is considered to be an Exploration Stage company as defined under SEC Guide 7 (a) (4) (i) Description of Property by Issuers Engaged or to be Engaged in Significant Mining. The Company’s principal business is the exploration of mineral resources on the Company’s existing property and any new properties it may acquire and processing of mineralized material on its property.

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. Since its inception on May 16, 2012, the Company has not generated revenue and has incurred a net loss. The Company has a working capital deficit of $117,013 as at December 31, 2012, and incurred a net loss accumulated during the exploration stage of $1,165,833 as at December 31, 2012. Accordingly, it has not generated cash flows from operations and has primarily relied upon debt and equity financing from third parties and related parties to fund its operations. The Company has negotiated a Canadian (CDN) $500,000 Draw Down facility with Seagel Investments Corp. of which $190,000 has been drawn as at December 31, 2012. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Acquisition

On December 14, 2012, Trio Resources (formerly Allied Technologies Group, Inc.) entered into a transaction (the “Share Exchange”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of TrioResources AG Inc., which became a wholly owned subsidiary of the Company. Part of the consideration was a payment of $250,000 to Ihar Yaravenka, the former, sole officer, director and controlling shareholder. As at the close of the Share Exchange Allied Technologies Group Inc. had no assets or liabilities. Prior the acquisition Allied Technologies Group, Inc. was a public shell company.

Allied Technologies Group, Inc. was incorporated on September 22, 2011 under the laws of the state of Nevada. This company was a public shell company prior to the acquisition.

TrioResources AG Inc. was incorporated on May 16, 2012 under the laws of the province of Ontario, Canada, is headquartered in Toronto, Ontario, Canada. This company is an exploration company pursuing plans to focus on exploration, milling, and processing of mineralized material located on its property.

Pursuant to the terms and conditions of the Share Exchange Agreement, Trio Resources, Inc. acquired 100% of the capital stock, 2,130,000 common shares, of TrioResources AG Inc. in exchange for the issuance of 2,130,000 shares of common stock, of Trio Resources, Inc. In addition, the former sole director, officer, and principal shareholder of Trio Resources, Inc. (the “Principal Shareholder”), cancelled all 1,500,000 shares of Common Stock that he owned. The result is that the shareholders of TrioResourcses AG Inc. own 66.15% of the total shares of Trio Resources, Inc. outstanding effective the date of the Exchange Agreement.

The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein TrioResources AG Inc. is considered the acquirer for accounting and financial reporting purposes.

9

.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Expressed in US Dollars

Comparative Presentations

Since for accounting purposes TrioResources AG Inc. is the accounting acquirer, and since TrioResources AG Inc. was incorporated on May 16, 2012, no comparative quarterly information is being presented.

2.	Summary of Significant Account Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and are expressed in US dollars. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by accounting principles generally accepted in the Unites States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2013 or for any other interim period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the period ended September 30, 2012 filed as an exhibit to the Form 8-K on December 17, 2012.

The Company’s fiscal year-end is September 30. The Company’s functional currency is CDN dollars. The Company’s reporting currency is the U.S. dollar. Assets and liabilities are translated into the U.S. dollar using the exchange rates at each balance sheet date. Revenue and expenses are translated at average rates prevailing during the reporting period. Shareholders’ equity is translated at historical rates. Adjustments resulting from translating the interim consolidated financial statements into the U.S. dollar are recorded as a separate component of accumulated other comprehensive income (loss) in the statement of shareholders’ equity (deficit).

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its statement operations and comprehensive loss. Comprehensive income comprised equity except for those transactions resulting from investments by owners and distribution to owners

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Expressed in US Dollars

Cash

Cash, includes deposits in banks which are unrestricted as to withdrawal or use.

Inventory

Inventory is comprised of mineralized material that is available for immediate concentration and processing. Inventory is valued at the lower of cost or net realizable value.

Mineral Property and Exploration Costs

The Company has been in the exploration stage since its formation on May 16, 2012, and it has been undertaking plans and taking steps to build a facility which will be capable of processing the mineralized material on its property.

Before mineralization is classified as “proven and probable” reserves; costs are expensed and classified as Mineral property and exploration costs. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as “proven and probable reserves.”

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Mineral Properties

Mineral property acquisition costs are capitalized when incurred and will be amortized using the units of production method over the estimated life of the reserve following the commencement of production.  If a mineral property is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment.

Acquisition costs include cash consideration and the fair value of shares issued on the acquisition of mineral properties.

Exploration Costs

Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred.  When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

Mining Rights

The Company has determined that its patented mining claims meet the definition of mineral resource asset, as defined by accounting standards, and are tangible assets. As a result, the costs of mining assets are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are not limited by time. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the period ended December 31, 2012, the Company did not record any impairment charges.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Expressed in US Dollars

Impairment of Long Lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management believes no impairment exists as of December 31, 2012.

Fair Value Measurements and Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable. Accounting standards require utilization of the highest level of input to determine fair value. The three levels of input are as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable and cooberated by little or no market data.

The Company’s asset recorded at fair value is cash, which is based on Level 1 inputs.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for tax loss and credit carry-forwards. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

The Company determines its income tax expense in each of the jurisdictions in which it operates. The income tax expense includes an estimate of the current income tax expense, as well as deferred income tax expense, which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

The Company files income tax returns in the United States and its subsidiary files income tax returns in Canada and the Province of Ontario.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Expressed in US Dollars

The Company assesses the likelihood of the financial statement effect of a tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date. Management does not believe that there are any uncertain tax positions that would result in an asset or liability for taxes being recognized in the accompanying unaudited condensed consolidated financial statements. The Company recognizes tax-related interest and penalties, if any, as a component of income tax expense.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2012 and September 30, 2012 the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 in 2012 did not have a material impact on the presentation of the Company's unaudited condensed consolidated financial statements.

3.	Property and Equipment:

On June 15, 2012, the Company acquired property and equipment from 2023682 Ontario Inc., a commonly-controlled related party (see Note 6). The cost of these acquired assets was recorded at the same historical carrying values reflected in the accounts of 2023682 Ontario Inc.

Equipment and buildings consist of the following: as of December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012

Equipment	$99,424	$102,471
Less accumulated depreciation	5,658	3,083
Net equipment	93,766	99,334

Buildings	31,818	16,973
Less accumulated depreciation	1,295	511
Net buildings	30,523	16,462

Net property and equipment	$124,289	$115,796

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Expressed in US Dollars

Depreciation expense was $3,336 for the three months ended December 31, 2012. Equipment and buildings are depreciated on a straight line basis over their estimated useful lives: equipment 15 years, and buildings 20 years.

Patented Claims:

At December 31, 2012, the Company also has mining property patent claims of $10,227. These patent claims provide the Company with mining rights to certain land located in Cobalt, Ontario, Canada. No amortization was taken for the three months ended December 31, 2012 as there was no production.

4.	Shareholders’ Deficit:

The Company’s authorized capital consists of 400,000,000 common stock. At December 31, 2012, there were 338,100,000 common shares issued and outstanding.

During the three month period ending December 31, 2012, 1,500,000 shares were returned to the Company for cancellation, and 2,130,000 common shares were issued pursuant to the Exchange Agreement dated December 14, 2012.

Pursuant to a consulting agreement entered into with Seagel Investments Corp., and pursuant to the Exchange Agreement dated December 14, 2012, the Company issued Seagel Investments Corp., 161,000 common shares which were valued at $26,833. The Company recorded this amount as a consulting expense in the period ended December 31, 2012.

Effective December 31, 2012 the number of shares outstanding were forward-split 100 shares for each share of record prior to the split (“Stock Split”). After the Stock Split, the total amount of the common shares outstanding are 338,100,000.

5.	Earnings (Loss) Per Share (“EPS”):

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The weighted average number of shares outstanding during the three month period was 273,459,140, after recognizing the Stock Split. The weighted average number of shares outstanding for the cumulative period ended December 31, 2012 was 261,711,089 after recognizing the Stock Split.

6.	Related Party Transactions:

On June 15, 2012, the Company purchased certain assets from 2023682 Ontario Inc., a related party in which the Company’s CEO was the sole director of 2023682 Ontario Inc. The value of the assets purchased by the Company was carried over at the historical carrying amounts that were recorded by the related party. The purchase consideration consisted of cash of CDN $100,000 and a promissory note in the amount of CDN $500,000 (see Note 7). Because the purchase was from a commonly controlled related party, the excess of the purchase price over the carrying value of the assets purchased has been reflected as a deduction against Shareholders’ Equity (Deficit), equivalent to a distribution of equity to the shareholder. The assets purchased and consideration given is as follows:

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Expressed in US Dollars

Property and equipment	$88,596
Patent claims	10,374
Inventory	1,770
Total assets purchased	100,740

Purchase price	(610,260)

Discount on note payable (Note 7)	(210,415)

Deduction in shareholders’ equity (deficit)	$(299,105)

This transaction was accounted for as a transfer between entities under common control, and the cost of these assets is based on the transferor’s carrying value of the asset. Management determined that the assets acquired did not meet the definition of a “business” as defined by accounting standards, or as a “predecessor business”, as defined in U.S. Securities and Exchange Commission (SEC) rules.

As at December 31, 2012, the Company had advanced to 2023682 Ontario Inc. $68,009. The amount is unsecured, non-interest bearing and is recorded as a loan receivable with no specific terms of repayment.

7.	Convertible Notes payable — related party:

As of December 31, 2012, the Company has a convertible note payable of $502,563 (CDN $500,000) to 2023682 Ontario Inc. This note is due two years from the date of issue and accrues interest at 3% per annum. Should the Company be successful in a ‘going public’ transaction it is convertible into common shares of the Company at the weighted average of the Company’s share price based on the average 5 day bid price, within 30 days of the Company going public. If there are no trades on any given day in the first 30 days after the Company’s stock begins to trade then the bid price will be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note is interest free for the first 12 months post-closing of the asset purchase, thereafter, it accrues interest at the rate of 3% per annum This note was discounted resulting in an effective interest rate of 27%. As a result, a $210,415 discount to the note was recorded which is being amortized to interest expense over the term of the note.

Related party interest expense for the three months ended December 31, 2012 was $22,483, representing the accretion in the value of the Convertible note payable-related party.

8.	Convertible Notes Payable:

As at the December 31, 2012, the Company has issued a series of secured convertible notes under multiple funding arrangements with various third-party investors totaling $1,181,212. These notes bear interest at 10% per annum and mature two years from the date of issue. The convertible notes were secured until the Company became public. The Company shares first trade was on January 11, 2013. At such time the Company goes public, the notes become becomes unsecured and convertible, at any time at the option of the holder, into shares of common stock of the Company at a conversion rate of the lower of CDN $1 per share or 20% below the original listing price of the shares. The convertible notes may be repaid at any time without penalty or bonus. The total amount of interest that has been expensed for the three months ended December 31, 2012, is $ 24,065.

9. Subsequent Events:

Subsequent to December 31, 2012, the Company has drawn down an additional amount under the Draw Down facility with Seagel Investments Inc. in the amount of $50,000.

The Draw Down facility was secured until such time as the Company became public or debt is converted to equity. The Company’s shares first trade was January 11, 2013.

Subsequent to December 31, 2012 the Company entered in consulting agreements which required the issuance of shares as part of the consideration. The Company has issued a total of 550,000 common shares to satisfy the terms of these contracts. The value of the share-based considerations will be amortized over the term of the respective agreements as services are performed

On February 4, 2013 the Company made its first shipment of mineralized material for refining.

10. Commitments and Contingencies.

The Company has entered into a rental agreement with Seagel Investment Corp wherein the Company pays monthly rent in the amount of CDN $1,500. The rental agreement expires on July 1, 2013, and the remaining rental payment commitment subsequent to period ended is CDN $9,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated financial statements of Trio Resources, Inc.)(the “Company”) for the three months ended December 31, 2012 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

Forward Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward –looking statements” which can be identified by the use of the terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Quarterly Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to raise capital when needed and on acceptable terms and conditions;
•	Our ability to attract and retain management;
•	Our ability to enter in to long-term supply agreements for the mineralized material;
•	General economic conditions; and
•	Other factors discussed in Risk Factors.

All forward looking statements made in connection with this Quarterly Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements you are cautioned not to place undue reliance on such forward looking statements.

Overview

We operate as a milling and exploration company in the province of Ontario Canada.  Our operations have been limited to acquiring our initial land holdings and patented claims and our initial milling and mining assets to allow us to begin to implement our plans to start small scale concentration of existing above ground mineral resources.

We are an exploration stage company and have not generated any revenues to date. We are in the initial stages of developing our mineral properties, have very limited cash resources and are in need of substantial additional capital to execute our business plan. For these and other reasons, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

As an exploration company we have not as yet generated operating revenues and have incurred operating losses of $479,032 from our inception, May 16, 2012, to September 30, 2012, and of $686,801 for the three months ended December 31, 2012, for total losses of $1,165,833. To date we have funded our operations through advances from a related party and from private third party lenders utilizing convertible notes totaling $1,706,781.

Subsequent to December 31, 2012 we have borrowed an additional $50,000 against our Draw Down Facility to fund our activities. We intend to raise additional funding through third party equity or debt financing.  There is no certainty that funding will be available as needed.  These factors raise substantial doubt about our ability to continue operating as a going concern.  Our ability to continue our operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business, is dependent upon our ability to raise capital sufficient to fund our commitments and ongoing losses, and ultimately generate profitable operations.

Recent Development

Acquisition of TrioResources AG Inc.

On December 14, 2012 the Company (the “Parent”) entered into the Exchange Agreement with Ihar Yaravenka, the former principal shareholder of the Parent (the “Principal Shareholder”) and TrioResources AG Inc. (“TrioResources”) in exchange for 2,130,000 Parent Shares (the “Exchange Shares”) of the Company, and the Principal Shareholder has agreed to surrender and cancel 1,500,000 shares of the Parent, (the “Principal Shareholder Shares”).  As a result of the Share Exchange, Trioresources became our wholly owned subsidiary. The Share Exchange was accounted for as a recapitalization effected by a share exchange, wherein Trioresources is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Trioresources have been brought forward at their book value and no goodwill has been recognized.

The Company has filed a Certificate of Amendment of its Articles of Incorporation (the “Charter Amendment”) with the Secretary of State of Nevada to (1) change its name from Allied Technologies Group, Inc. to Trio Resources, Inc. (the “Name Change”) and (2) increase its total authorized shares of Common Stock, from 75,000,000 shares to 400,000,000 shares (the “Authorized Share Increase”). Additionally, as a condition to close the Share Exchange, our Board of Directors approved and authorized us to take the necessary steps to effect a forward stock split of the issued and outstanding shares of Common Stock, such that each lot of one (1) issued and outstanding share of Common Stock shall be automatically changed and converted into one hundred (100) shares of Common Stock, payable to all holders of record of the Common Stock as of December 31, 2012 (the “Forward Stock Split”).

Since for accounting purposes TrioResources AG Inc. is the accounting acquirer, and since TrioResources AG Inc. was incorporated on May 16, 2012, no comparative quarterly information is being presented.

Plan of Operations

The Company’s intention is to conduct exploration initiatives, with the purpose of being cash-flow positive by processing precious metals, and other valuable minerals. The Company utilizes modern mining and exploration technology in conjunction with focusing on combining the right blend of experienced mining consultants and technological management in order to remain competitive.

We intend to conduct further exploration initiatives, in order to target additional high-concentration regions, which would be profitable to develop. Unlike other junior mining companies, we plan to have our exploration initiative coincide with our milling program, through which we are planning to be able to run a cash-flow positive business by producing precious metals, and other valuable minerals. By reinvesting the profits realized by capitalizing on our existing mineralized mineral stock piles, we anticipate having the ability to expedite our business plan, and fund some of the expansion of our operations, internally.

Results of Operations

We are an Exploration company as defined in the SEC Guideline 7 (a) (4) (i).  The Company has not generated any revenue to date and consequently its operations are subject to all of the risks inherent in the establishment of a new business enterprise.  Our operations have been limited to the purchase of our initial land position including 2 patented claims, and the acquisition of fixed assets which will be incorporated into our processing facility.

We have conducted minimal operations during the three month period ended December 31, 2012 and we have not generated any revenues during this period.  We had net losses of $686,801 for the three months ended December 31, 2012.

Our expenses have been limited to legal and professional fees; consulting fees, travel expenses, transaction expenses related to the acquisition and exploration expenses. Exploration expenses of $66,217 are expensed as incurred.

Liquidity and Capital Resources

As of December 31, 2012 we had negative working capital of $117,013.  Subsequent to year end we borrowed $50,000 against the Company’s Draw Down Facility. To date we have relied on third parties to provide financing for our operations by way of convertible notes.    The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.  We will need capital to allow us to acquire additional properties to expand our exploration base.  In addition we will need to provide the Company with working capital.  The amount and timing of capital required and the timing will depend on when we are able to conclude agreements either to purchase additional land and the associated patented claims and/or enter into licensing or other working relationships to allow the Company to have access to the largest mining asset base possible within the financial constraints of the Company. If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt.  There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

 As at the December 31, 2012, the Company has issued a series of secured convertible notes under multiple funding arrangements with various third-party investors totaling $1,181,212. These notes bear interest at 10% per annum and mature two years from the date of issue. The convertible notes were secured until the Company became public. The Company has become public and the shares first trade was January 11, 2013. As of the filing date of this report the notes are unsecured and are convertible, at any time at the option of the holder, into shares of common stock of the Company at a conversion rate of the lower of CDN $1 per share or 20% below the original listing price of the shares. The convertible notes may be repaid at any time without penalty or bonus. The total amount of interest that has been expensed for the three months ending December 31, 2012 is $50,150 including an accretion expense associated with the loan to a related party.

Critical accounting Policies

The unaudited condensed consolidated financial statements included in the Report have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2012, the Company has not generated revenue and has incurred net losses. The Company has a working capital deficit of $117,013 as of December 31, 2012, incurred net losses accumulated during period ended December 31, 2012 of 686,801. Accordingly, it has not generated cash flows from operations and has primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations. Subsequent to December 31, 2012 the Company borrowed $ 50,000 against the Draw Down facility with Seagel Investment Corp. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in US dollars. The Company’s fiscal year-end is September 30. The Company’s functional currency is Canadian dollars. The Company’s reporting currency is the U.S. dollar. Assets and liabilities are translated into the U.S. dollar using the exchange rates at each balance sheet date. Revenue and expenses are translated at average rates prevailing during the reporting period. Shareholders’ equity is translated at historical rates. Adjustments resulting from translating the unaudited condensed consolidated interim financial statements into the U.S. dollar are recorded as a separate component of accumulated other comprehensive income (loss) in the statement of shareholders’ equity (deficit).

Use of Estimates

The preparation of the unaudited condensed consolidated interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates.

Comprehensive Income (Loss)

For the three months ended December 31, 2012 there was a difference between net loss and comprehensive loss in the amount of $ 12,881 which represented the foreign currency translation adjustment.

Cash

Cash, includes deposits in banks which are unrestricted as to withdrawal or use.

Inventory

Inventory is comprised of ore baring material that is available for immediate concentration and processing. Inventory is valued at the lower of cost or net realizable value.

Mineral Property and Exploration Costs

The Company has been in the exploration stage since its formation on May 16, 2012 and has been undertaking plans and taking steps to build a facility which in the near future will capable of processing ore and has not yet realized any revenues from its planned operations.

Before mineralization is classified as “proven and probable” reserves, costs are expensed and classified as Mineral property and exploration costs. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as “proven and probable reserves.”

When it has been determined that a mineral property can be economically developed, as a result of establishing proven and probable reserves, the costs incurred to acquire and develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Mineral Properties

Mineral property acquisition costs are capitalized when incurred and will be amortized using the units –of – production method over the estimated life of the reserve following the commencement of production.  If a mineral property is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment.

Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of mineral properties.

Exploration Costs

Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred.  When it is determined that a mineral deposit can be economically developed, as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

Mining Rights

The Company has determined that its patented mining claims meet the definition of mineral resource assets, as defined by accounting standards, and are tangible assets. As a result, the costs of mining assets are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are not limited by time. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the period ended December 31, 2012, the Company did not record any impairment charges.

Impairment of Long Lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management believes no impairment exists as of December 31, 2012.

Fair Value Measurements and Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, Standards require that the utilization of the highest level of input to determine fair value.

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable and cooberated by little or no market data.

The Company’s asset recorded at fair value is cash, which is based on Level 1 inputs.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for tax loss and credit carry-forwards. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

The Company determines its income tax expense in each of the jurisdictions in which it operates. The income tax expense includes an estimate of the current income tax expense, as well as deferred income tax expense, which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

The Company files income tax returns in the United States, Canada and the Province of Ontario.

The Company assesses the likelihood of the financial statement effect of a tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date. Management does not believe that there are any uncertain tax positions that would result in an asset or liability for taxes being recognized in the accompanying financial statements. The Company recognizes tax-related interest and penalties, if any, as a component of income tax expense.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2012 and September 30, 2012 the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 in 2012 did not have a material impact on the presentation of the Company's financial statements.

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The weighted average number of shares outstanding during the three months ending December 31, 2012 was 273,459,140, and for the year ended September 30, 2012 was 261,711,089 after reflecting the forward split.

Subsequent Events

Subsequent to December 31, 2012, the Company has drawn down an additional amount under the Draw Down facility with Seagel Investments Inc. in the amount of $50,000. The Draw Down facility was secured until such time as the Company became public or debt is converted to equity. The Company’s shares first trade was January 11, 2013.

Subsequent to December 31, 2012 end the Company entered in consulting agreements which required the issuance of shares as part of the consideration. The Company has issued a total of 550,000 common shares to satisfy the terms of these contracts. The value of the share based consideration will be amortized over the term of the respective agreements.

Subsequent to December 31, 2012 the Company shipped its first mineralized material for refining.

Commitments and Contingencies

The Company has entered into a rental agreement with Seagel Investment Corp wherein the Company pays monthly rent in the amount of CDN $1,500. The rental agreement expires on July 1, 2013, and the remaining rental payment commitment subsequent to period ended is CDN $9,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

DESCRIPTION OF PROPERTY

Our principal executive offices are located at 100 King Street West, Suite 5600, Toronto, Ontario M5X 1C9

The mining properties are located LOT 3, CON 4, Coleman Township, District of Temiskaming, Ontario.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuers management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended December 31, the Company filed an 8K on December 17, 2012 disclosing the terms of the Share Exchange Agreement between the Company, its former Principal Shareholder and TrioResources AG Inc. which resulted in TrioResources AG Inc. becoming a wholly owned operating subsidiary of the Company.

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

TRIO RESOURCES, INC.

Dated: February 15, 2013	By:	/s/ J. Duncan Reid
J. Duncan Reid Chief Executive Officer

	By:	/s/ Donald J. Page
Donald J. Page, Chief Financial Officer

