Form 10-Q/A
period 2012-12-31
Trio Resources, Inc.
filed 2013-02-19
CIK 1532828

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

Additionally, this Amendment No. 1 corrects a typographical error in Note 3, Property and Equipment, to the Notes to the Condensed Consolidated Financial Statements (unaudited) wherein the Equipment total as of September 30, 2012 should read $102,417 instead of $102,471.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q other than as noted herein.

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

Equipment and buildings consist of the following: as of December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012

Equipment	$99,424	$102,417
Less accumulated depreciation	5,658	3,083
Net equipment	93,766	99,334

Buildings	31,818	16,973
Less accumulated depreciation	1,295	511
Net buildings	30,523	16,462

Net property and equipment	$124,289	$115,796

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

101.CAL XBRL Taxonomy Calculation Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO RESOURCES, INC.

Dated: February 15, 2013	By:	/s/ J. Duncan Reid
J. Duncan Reid Chief Executive Officer

	By:	/s/ Donald J. Page
Donald J. Page, Chief Financial Officer

