Form 10-Q/A
period 2012-12-31
Trio Resources, Inc.
filed 2013-03-15
CIK 1532828

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

EXPLANATORY NOTE

The purpose of this Amendment to the Company's Quarterly Report on Form 10-Q, originally dated and filed on February 19, 2013 with the Securities and Exchange Commission (the “Form 10-Q”), is to amend certain disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings” and to file certain exhibits

Additionally, this Amendment corrects a typographical error in Note 9, Subsequent Events, to the Notes to the Condensed Consolidated Financial Statements (unaudited) wherein Seagel Investments Inc. should read Seagel Investment Ltd.

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

9. Subsequent Events:

Subsequent to December 31, 2012, the Company has drawn down an additional amount under the Draw Down Facility with Seagel Investment Ltd. in the amount of $50,000.

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

As of September 30, 2012 we have entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $266,445, Siderion Capital Group Inc. in the amount of CDN $295,163, and Seagel Investment Corp. in the amount of CDN $ 49,000. Each of the September 30, 2012 convertible notes have a two (2) year term and have an interest rate of 10% per annum. These convertible notes may be converted , at any time at the option of the holder, into the common shares of TrioResources AG Inc., or in the event that the Company goes public into the shares of the public company at the lower of $1.00 per share, the initial listing price less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement.

As of October 31, 2012, the Company entered into additional convertible notes (which we refer to as the October 31, 2012 convertible notes) with Incendia Management Group Inc. in the amount of CDN $7,000, Siderion Capital Group Inc. in the amount of $20,000, Seagel Investment Corp. in the amount of CDN $2,500, and Seagel Investment Ltd. in the amount of US$345,081. Seagel Investment Ltd. is not an affiliate of Seagel Investment Corp. Each of the October 31, 2012 convertible notes has a term of two (2) years and bears an interest rate of 10% per annum. These October 31, 2012 convertible notes may be converted, at any time at the option of the holder, into the common shares of TrioResources AG Inc., or in the event that Debtor goes public into the shares of the public company at the lower of $1.00 per share, the initial listing price less 20% discount of the public shares, or any financing that is done by the Company by way of a registration statement. In addition to these convertible notes, the Company also entered into a one-year Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd., as lender, in the maximum availability of CDN$ 500,000. The Company may from time to time request draw downs on this convertible debt facility subject to the discretion of the lender. The term of the Draw Down Facility is for one year during which the Company may draw down up to CDN $500,000. At the maturity date, any outstanding principal and accrued interest shall be converted into a convertible note with an additional term of two (2) years. Pursuant to the terms of this Draw Down Facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of TrioResources AG Inc. at conversion price of $1.00 per common share. In the event that the Company goes public, the outstanding amounts may be converted into common shares of the public company at the lower of $1.00 per share and the initial listing price less 20% discount of the public shares or any financing that is done by the Company via registration statement the Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied Technologies Group Inc. on December 14, 2012 the Company became public. The obligations under this facility have not been converted into common shares of the Company. As at December 31, 2012 the amount outstanding under the Draw Down Facility was US$ 190,000

All of the convertible notes and the Draw Down Facility referred to herein are secured against the assets of the Company’s subsidiary until the Company becomes publically traded and the convertible notes are converted to shares or the convertible notes are redeemed. All of the convertible notes and the Draw Down Facility remain outstanding and none have been converted to common shares.

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

To date we have funded our operations through advances from a related party and from private third party lenders utilizing convertible notes. As of September 30, 2012 we have entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $266,445, Siderion Capital Group Inc. in the amount of CDN $295,163, and Seagel Investment Corp. in the amount of CDN $ 49,000. Each of the September 30, 2012 convertible notes have a two (2) year term and have an interest rate of 10% per annum. These convertible notes may be converted, at any time at the option of the holder, into the common shares of TrioResources AG Inc., or in the event that Debtor goes public into the shares of the public company at the lower of $1.00 per share, the initial listing price less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement. Copies of these notes are included as Exhibits to this report.

As of October 31, 2012 the Company entered into additional convertible notes (which we refer to as the October 31, 2012 convertible notes) with Incendia Management Group Inc. in the amount of CDN $7,000, Siderion Capital Group Inc. in the amount of $20,000, Seagel Investment Corp. in the amount of CDN $2,500, and Seagel Investment Ltd. in the amount of US $345,081.

Each of the October 31, 2012 convertible notes has a term of two (2) years and bears an interest rate of 10% per annum. These October 31, 2012 convertible notes may be converted into the common shares, at any time at the option of the holder, of TrioResources AG Inc., or in the event that Debtor goes public into the shares of the public company at the lower of $1.00 per share, the initial listing price less 20% discount of the public shares, or any financing that is done by the Company by way of a registration statement.

In addition to these convertible notes the Company also entered into a one-year Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of CDN $500,000. The Company may from time to time request draw downs on this convertible debt facility subject to the discretion of the lender. The term of the Draw Down Facility is for one year during which the Company may draw down up to CDN $500,000. At the maturity date, any outstanding principal and accrued interest shall be converted into a convertible note with an additional term of two (2) years. Pursuant to the terms of this Draw Down Facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of TrioResources AG Inc. at a conversion prices of $1.00 per common share. In the event that the Company goes public the outstanding amounts may be converted into common shares of the public company at the lower of $1.00 per share, and the initial listing price less 20% discount of the public shares, or any financing that is done by the Company via registration statement the Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied Technologies Group Inc. on December 14, 2012 the Company became public. The obligations under this facility have not been converted into common shares of the Company. As at December 31, 2012 the amount outstanding under the Draw Down Facility was US$ 190,000.

All of the convertible notes and the Draw Down Facility referred to herein are secured against the assets of the Company’s subsidiary until the Company becomes publically traded and the convertible notes are converted to shares or the convertible notes are redeemed. All of the convertible notes and the Draw Down Facility remain outstanding and none have been converted to common shares.

The convertible notes and the Draw Down Facility may be repaid at any time without penalty or bonus.

The total amount of interest that has been expensed for the three months ending December 31, 2012 is $50,150 including an accretion expense associated with the loan to a related party.

The proceeds will not be sufficient to develop our business planned capacity or to maximize our revenue potential and as a result we will require additional capital in the near term. We would also require capital to allow us to acquire additional properties adjacent to our property to all for a more efficient use of drilling equipment and provide for the potential of a more economical operation. In addition we will need to provide the Company with working capital. The amount and timing of capital required will depend on when we are able to enter into one or more agreements with refiners or other off-takers and where we are able to enter into agreements either to purchase additional land and the associated patented claims and/or enter into licensing or other working relationships to allow Trio to have access to the largest land asset base as possible within the financial constraints of the Company. If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt. There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

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

Subsequent Events

Subsequent to December 31, 2012, the Company has drawn down an additional amount under the Draw Down Facility with Seagel Investment Ltd. in the amount of $50,000.

The Company’s shares first trade was January 11, 2013 and none of the convertible notes nor the Draw Down Facility have been converted to common shares

Subsequent to December 31, 2012 end the Company entered in consulting agreements which required the issuance of shares as part of the consideration. The Company has issued a total of 550,000 common shares to satisfy the terms of these contracts. The value of the share based consideration will be amortized over the term of the respective agreements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On October 22, 2012, the previous owner of the property, 2023682 Ontario Inc., was fined CDN$56,265 by the Ontario Ministry of the Environment under the Environmental Protection Act for failing to comply with a Court Order to remove specified waste materials from the mill site. Under the terms of the Order, 2023682 Ontario Inc. has until October 22, 2013 to pay the fines and to comply with the Court Order to remove the specified waste material and, in the interim, to ensure that there is no migration or discharge of these materials into the ground or water.  The liabilities and obligations with respect to this fine are with 2023682 Ontario Inc.  Nevertheless, the Company has obtained a contractual indemnity from 2023682 Ontario Inc. in respect of this matter and any related liabilities in the event that 2023682 Ontario Inc. does not duly satisfy its obligations, and an agreement that 2023682 Ontario Inc. will hold harmless the Company for any fines, legal actions or penalties associated with this matter.  In addition, the Company has an agreement with 2023682 Ontario Inc. pursuant to which 2023682 Ontario Inc. has undertaken to dispose, at its cost, of the material as required in the court order within the specified time.  In the event that 2023682 Ontario Inc. defaults with respect to any of these obligations, the Company may be subject to liability and exposure, including the disposal of these materials, any interim discharge from these materials (which are not currently in a permitted tailings pond) and related fines.  See also “Risk Factors – Damage to the environment could also result from our operations. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations” elsewhere in this report.

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

TRIO RESOURCES, INC.

Dated: March 15, 2013	By:	/s/ J. Duncan Reid
J. Duncan Reid Chief Executive Officer

	By:	/s/ Donald J. Page
Donald J. Page, Chief Financial Officer

