Form 10-Q
period 2013-03-31
Trio Resources, Inc.
filed 2013-05-15
CIK 1532828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date: 338,650,000 as of May 14, 2013.

Trio Resources, Inc.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

INDEX

Condensed Consolidated Balance Sheets as of March 31, 2013, and September 30, 2012	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and six months ended March 31, 2013, and the period from May 16, 2012 (Inception) March 31, 2013	5

Condensed Consolidated Interim Statements of Stockholders’ Deficit for the period from May 16, 2012 (Inception) to March 31, 2013	6

Condensed Consolidated Interim Statements of Cash Flows for the six months ended March 31, 2013, and from May 16, 2012 (Inception) to March 31, 2013	7

Notes to Condensed Consolidated Interim Financial Statements	8-15

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated

Balance Sheets

Expressed in US Dollars

(unaudited)

	As At	As At
	March 31, 2013	September 30, 2012

CURRENT ASSETS
Cash	$209	$8,086
Accounts receivable	137,344	-
Inventory	1,559	1,770
Other receivables	-	7,553
Prepaid expenses (Note 4)	277,241	2,691
Total Current Assets	416,353	20,100

Loan receivable - related party (Note 6)	66,600	68,820
Patented claim (Notes 3 and 6)	10,015	10,374
Property and equipment, net (Note 3)	119,714	115,796
TOTAL ASSETS	$612,682	$215,090

CURRENT LIABLILITES
Accounts payable and accrued expenses	$530,813	$62,675
Loan payable	10,335	-
Total current liabilities	541,148	62,675

LONG TERM LIABILITIES
Convertible notes payable (Note 8)	1,310,138	621,049
Convertible note payable-related party (Note 7)	339,428	298,135
Total Liabilities	2,190,714	981,859

SHAREHOLDERS’ DEFICIT

Common stock, 400,000,000 no par value authorized; 338,650,000 issued and outstanding at March 31, 2013 (213,000,000 at September 30, 2012) (Note 4)	338,650	213,000
Excess of purchase price over net asset value (Notes 6 and 7)	(299,105)	(299,105)
Additional paid in capital	312,683	-
Accumulated other comprehensive loss	2,574	(10,296)
Deficit accumulated during the exploration stage	(1,932,834)	(670,368)
Total Shareholders’ Deficit	(1,578,032)	(766,769)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$612,682	$215,090

See accompanying notes to the condensed consolidated interim financial statements

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated Interim

Statements of Operations and Comprehensive Loss

Expressed in US Dollars

(unaudited)

			Cumulative From
			May 16, 2012
	Three Months Ended	Six Months Ended	(inception) to
	March 31, 2013	March 31, 2013	March 31, 2013
REVENUES
Other revenues	$166,299	$166,299	$166,299

EXPENSES
Depreciation	3,686	7,022	10,616
Corporate expenses	510,649	1,077,747	1,372,811
Interest expense	56,411	106,561	121,124
Exploration and development costs	85,518	151,735	317,546

Total Expenses	656,264	1,343,065	1,822,097

NET LOSS	(489,965)	(1,176,766)	(1,655,798)

Other comprehensive loss:
Foreign currency translation adjustment	25,751	12,870	2,574

COMPREHENSIVE LOSS	$(464,214)	$(1,163,896)	$(1,653,224)

Weighted Average Number of common shares Outstanding, basic and diluted	338,643,889	295,888,736

Loss Per Share, basic and diluted	$(0.0014)	$(0.0039)

See accompanying notes to the condensed consolidated interim financial statements

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated Interim

Statements of Shareholders’ Deficit

Expressed in US Dollars

(unaudited)

	Common Shares	Par Value	Additional Paid-In Capital	Excess of purchase price over net asset value	Comprehensive Income	Accumulated Deficit	TOTAL

May 16, 2012 (Inception) Issuance of common shares (Note 1)	213,000,000	$213,000	$-	$-	$-	$(191,336)	$21,664
Excess of purchase price over net asset value				(299,105)			(299,105)
Cumulative translation adjustment					(10,296)		(10,296)

Deficit accumulated during period May 16, 2012 (Inception) to September 30, 2012						(479,032)	(479,032)

September 30, 2012	213,000,000	213,000	-	(299,105)	(10,296)	(670,368)	(766,769)
Acquisition of Allied Technologies Group, Inc. (Note 1)	109,000,000	109,000				(85,700)	23,300
Issuance of shares re: consulting agreement (Note 1)	16,100,000	16,100	10,733				26,833
Cumulative translation adjustment					(12,881)		(12,881)
Deficit accumulated during quarter ended December 31, 2012						(686,801)	(686,801)

December 31, 2012	338,100,000	338,100	10,733	(299,105)	(23,177)	(1,442,869)	(1,416,318)
Issuance of shares re: consulting agreement	550,000	550	301,950				302,500
Deficit accumulated during quarter ended March 31, 2013					25,751	(489,965)	(464,214)

March 31, 2013	338,650,000	$338,650	$312,683	$(299,105)	$2,574	$(1,932,834)	$(1,578,032)

Note 1: The Stock Split in the period ended December 31, 2012 resulted in negative Additional Paid In Capital. This has been charged to Accumulated Deficit as an Appropriation of Capital. The stock split has been accounted for on a retrospective basis.

See accompanying notes to the condensed consolidated interim financial statements

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated

Interim Statements of Cash Flows

Expressed in US Dollars

(unaudited)

		Cumulative from
		May 16, 2012
	Six Months Ended	(inception) to
	March 31, 2013	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,176,766)	$(1,655,798)
Adjustment to reconcile net loss to net cash used by operating activities
Amortization	7,022	10,616
Stock based payment for services	329,333	329,333
Accretion expense on convertible note payable-related party	41,293	41,293
Changes in assets and liabilities
(Increase) in accounts receivable	(137,344)	(137,344)
Decrease (increase) in other receivable	7,533	-
Decrease (increase) in inventory	211	(1,559)
(Increase) in prepaid expenses	(274,550)	(277,241)
Increase in accounts payables and accrued expenses	468,137	530,812
Other, net	-	(970)
NET CASH USED IN OPERATING ACTIVITIES	(735,131)	(1,160,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in patented claim	359	(10,015)
Loan receivable-related party	2,220	(66,600)
Purchases of property and equipment	(12,696)	(132,106)
NET CASH USED IN INVESTING ACTIVITIES	(10,117)	(208,721)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible notes payable	689,089	1,310,138
Proceeds from loan payable	10,335	10,335
Cash paid in acquisition	25,077	46,741

NET CASH PROVIDED BY FINANCING ACTIVITIES	724,501	1,367,214

Effect of exchange rate changes on cash	12,870	2,574

NET (DECREASE) INCREASE IN CASH	(7,877)	209
CASH, BEGINNING OF PERIOD	8,086	-
CASH, END OF PERIOD	$209	$209

NON CASH FINANCIAL ACTIVITIES

Increase in Convertible Note Payable - Related Party	-	298,135
Non cash investing and financing activities	-	(299,105)
NON CASH FINANCIAL ACTIVITIES	-	(970)

See accompanying notes to the condensed consolidated interim financial statements

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

Under the terms of the Share Exchange, Ihar Yaravenka, the former sole director, officer, and principal shareholder of Trio Resources, Inc. (the “Principal Shareholder”), cancelled all 1,500,000 shares of Common Stock that he owned, which constituted 57.9% of the issued and outstanding shares of Common Stock prior to the Share Exchange.

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

The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Trio is considered the acquirer for accounting and financial reporting purposes. The effective date of the Share Exchange Agreement is December 14, 2012 and all of the necessary accounting adjustments were fully reflected in the March 31, 2013 unaudited condensed interim consolidated financial statements.

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

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared assuming that the Company will continue as a going concern. Since its inception on May 16, 2012, the Company has not generated significant revenue and has incurred a net loss of $1,655,798. The Company has a working capital deficit of $124,795 as at March 31, 2013, and incurred a net loss accumulated during the exploration stage of $1,932,834 as at March 31, 2013. Accordingly, it has not generated positive cash flows from operations and has primarily relied upon debt and equity financing from third parties and related parties to fund its operations. The Company has negotiated a Canadian (CDN) $500,000 Draw Down facility with Seagel Investments Corp. of which $335,000 has been drawn as at March 31, 2013. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and are expressed in US dollars. Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2013 or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the period ended September 30, 2012 filed as an exhibit to the Form 8-K on December 17, 2012.

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

Use of Estimates

The preparation of the unaudited condensed consolidated interim financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to valuation of inventories, stockpiles and mineralized material, the estimated useful lives and valuation of plant and equipment, mineral rights, deferred tax assets, convertible debt notes, derivative liabilities, reclamation liabilities, stock-based compensation and payments, and contingent liabilities.

Actual results could materially differ from those estimates.

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its statement operations and comprehensive loss. Comprehensive income comprised equity except for those transactions resulting from investments by owners and distribution to owners.

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

Revenue recognition

The Company recognizes revenue when the following four revenue recognition criteria are met (1) persuasive evidence of an arrangement that exists; (2) delivery has occurred or services have been provided; (3) the selling price is fixed or determinable and (4) collectability is reasonably assured. Other revenue from the sale of tailings located on our property may be subject to adjustment upon final settlement of estimated metal recoveries, metal prices, weights and assays, and are recorded as adjustments to other revenue in the period of final settlement of prices, weights and assays. Such adjustments are typically not material in relation to the initial invoice amounts. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

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

Mining Rights

The Company has determined that its patented mining claims meet the definition of a mineral resource asset, as defined by accounting standards, and are tangible assets. As a result, the costs of mining assets are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are not limited by time. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the period ended March 31, 2013, the Company did not record any impairment charges.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management believes no impairment exists as of March 31, 2013.

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

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable and cooberated by little or no market data.

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

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Expressed in US Dollars

The Company assesses the likelihood of the financial statement effect of a tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date. Management does not believe that there are any uncertain tax positions that would result in an asset or liability for taxes being recognized in the accompanying unaudited condensed consolidated interim financial statements. The Company recognizes tax-related interest and penalties, if any, as a component of income tax expense.

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2013 and September 30, 2012 the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

3.	Property and Equipment:

On June 15, 2012, the Company acquired property and equipment from 2023682 Ontario Inc., a commonly-controlled related party (see Note 6). The cost of these acquired assets was recorded at the same historical carrying values reflected in the accounts of 2023682 Ontario Inc.

Equipment and buildings consist of the following: as of March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012

Equipment	$97,363	$102,417
Less accumulated depreciation	8,446	3,083
Net equipment	88,917	99,334

Buildings	32,820	16,973
Less accumulated depreciation	2,023	511
Net buildings	30,797	16,462

Net property and equipment	$119,714	$115,796

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Expressed in US Dollars

Depreciation expense was $3,686 and $7,022 for the three and six months ended March 31, 2013, respectively. Equipment and buildings are depreciated on a straight line basis over their estimated useful lives: equipment 15 years, and buildings 20 years.

Patented Claims:

At March 31, 2013, the Company also has mining property patent claims of $10,015. These patent claims provide the Company with mining rights to certain land located in Cobalt, Ontario, Canada. On February 4, 2013 the Company made its first shipment of mineralized material for refining.

Amortization was $Nil for the three and six months ended March 31, 2013. The patented claim was purchased in May 2012, in a related party transaction at CAD$10,200 (4,000MT of concentrate & book value of related party).  No amortization was taken for the three and six months ended March 31, 2013 as amortization is based on units of production and the Company’s production volume for the three and six months periods is minimum.

4.	Shareholders’ Deficit:

The Company’s authorized capital consists of 400,000,000 common stock. At March 31, 2013, there were 338,650,000 common shares issued and outstanding (September 30, 2012 – 213,000,000).

During the six month period ending March 31, 2013, 1,500,000 shares were returned to the Company for cancellation, and 2,130,000 common shares were issued pursuant to the Exchange Agreement dated December 14, 2012.

Pursuant to a consulting agreement entered into with Seagel Investments Corp., an unrelated party, and pursuant to the Exchange Agreement dated December 14, 2012, the Company issued Seagel Investments Corp., 16,100,000 common shares which were valued at $26,833. The Company recorded this amount as a consulting expense in the three month period ended December 31, 2012.

During the three months ended March 31, 2013 the Company entered into two consulting agreements which required the issuance of shares as part of the consideration. The Company issued a total of 550,000 common shares to satisfy the terms of these contracts valued at $302,500, of which $99,687 was expensed during the three months ended March 31, 2013 and $202,813 has been included in prepaid expenses. The remaining value of the share-based considerations will be amortized over the term of the respective agreements as services are performed. The first contact is for a 24 month term for 250,000 common shares issued for a total value of $137,500. The second contract is for a 6 month term for 300,000 common shares issued for a total value of $165,000. Both contracts were signed at the beginning of January 2013.

Effective December 31, 2012 the number of shares outstanding were forward-split 100 shares for each share of record prior to the split (“Stock Split”). After the Stock Split, the total amount of the common shares outstanding was 338,650,000 as of March 31, 2013.

5.	Earnings (Loss) Per Share (“EPS”):

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The weighted average number of shares outstanding during the three and six month periods was 338,643,889 and 295,888,736, respectively.

6.	Related Party Transactions:

On June 15, 2012, the Company purchased certain assets from 2023682 Ontario Inc., a related party in which the Company’s CEO was the sole director of 2023682 Ontario Inc. The value of the assets purchased by the Company was carried over at the historical carrying amounts that were recorded by the related party. The purchase consideration consisted of cash of CDN $100,000 and a promissory note in the amount of CDN $500,000 (see Note 7). Because the purchase was from a commonly controlled related party, the excess of the purchase price over the carrying value of the assets purchased has been reflected as a deduction against Shareholders’ Deficit, equivalent to a distribution of equity to the shareholder. The assets purchased and consideration given is as follows:

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

As at March 31, 2013, the Company had advanced to 2023682 Ontario Inc. $66,600 (September 30, 2012 - $68,820). The amount is unsecured, non-interest bearing and is recorded as a loan receivable with no specific terms of repayment.

7.	Convertible Notes payable - related party:

As of March 31, 2013, the Company has a convertible note payable of $492,300 (CDN $500,000) to 2023682 Ontario Inc. This note is due two years from the date of issue and accrues interest at 3% per annum. The terms of the convertible notes specified that should the Company be successful in a ‘going public’ transaction it is convertible into common shares of the Company at the weighted average of the Company’s share price based on the average 5 day bid price, within 30 days of the Company going public. If there are no trades on any given day in the first 30 days after the Company’s stock begins to trade then the bid price will be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note is interest free for the first 12 months post-closing of the asset purchase, thereafter, it accrues interest at the rate of 3% per annum. This note was discounted resulting in an effective interest rate of 27%. As a result, a $210,415 discount to the note was recorded which is being amortized to interest expense over the term of the note. The Company completed its going public transaction and became public on December 14, 2012, the first trades took place on January 11, 2013 at $0.50 per share.

Related party interest expense for the three and six months periods ended March 31, 2013 was $25,643 and $51,728, respectively, representing the accretion in the value of the Convertible note payable-related party.

8.	Convertible Notes Payable:

As at the March 31, 2013, the Company has issued a series of secured convertible notes under multiple funding arrangements with various third-party investors totaling $1,310,138. These notes bear interest at 10% per annum and mature two years from the date of issue. The convertible notes were secured until the Company became public. The Company’s first share trade was on January 11, 2013. On December 14, 2012 the Company went public and the notes become unsecured and convertible, at any time at the option of the holder, into shares of common stock of the Company at a conversion rate of the lower of CDN $1 per share or 20% below the original listing price of the shares. The convertible notes may be repaid at any time without penalty or bonus. The total amount of interest that has been expensed for the three and six month periods ended March 31, 2013, is $30,768 and $54,835, respectively.

9.	Commitments and Contingencies.

The Company has entered into a rental agreement with Seagel Investment Corp wherein the Company pays monthly rent in the amount of CDN $1,500. The rental agreement expires on July 1, 2013, and the remaining rental payment commitment subsequent to period ended is CDN $4,500.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of Trio Resources, Inc.)(the “Company”) for the three and six months ended March 31, 2013 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

Forward Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward -looking statements” which can be identified by the use of the terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Quarterly Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements to differ materially from those contemplated by such forward-looking statements include without limitation:

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

We are an exploration stage company and have not generated significant revenues to date. We are in the initial stages of developing our mineral properties, have very limited cash resources and are in need of substantial additional capital to execute our business plan. For these and other reasons, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

As an exploration company we have not as yet generated significant operating revenues and have incurred operating losses of $1,655,798 from our inception, May 16, 2012, to March 31, 2013, and of $489,965 and $1,176,766 for the three and six months ended March 31, 2013, respectively. To date we have funded our operations through advances from a related party and from private third party lenders utilizing convertible notes totaling $2,190,714.

As of September 30, 2012 we have entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $266,445, Siderion Capital Group Inc. in the amount of CDN $295,163, and Seagel Investment Corp. in the amount of CDN $49,000. Each of the September 30, 2012 convertible notes have a two (2) year term and have an interest rate of 10% per annum. These convertible notes may be converted , at any time at the option of the holder, into the common shares of the Company at the lower of $1.00 per share, the initial listing price of $0.50 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement.

As of October 31, 2012, the Company entered into additional convertible notes (which we refer to as the October 31, 2012 convertible notes) with Incendia Management Group Inc. in the amount of CDN $7,000, Siderion Capital Group Inc. in the amount of $20,000, Seagel Investment Corp. in the amount of CDN $2,500, and Seagel Investment Ltd. in the amount of US$345,081. Seagel Investment Ltd. is not an affiliate of Seagel Investment Corp. Each of the October 31, 2012 convertible notes has a term of two (2) years and bears an interest rate of 10% per annum. These October 31, 2012 convertible notes may be converted, at any time at the option of the holder, into the common shares of Trio Resources, Inc., into the shares of the Company at the lower of $1.00 per share, the initial listing price of $0.50 less 20% discount of the public shares, or any financing that is done by the Company by way of a registration statement. In addition to these convertible notes, the Company also entered into a one-year Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd., as lender, in the maximum availability of CDN$500,000. The Company may from time to time request draw downs on this convertible debt facility subject to the discretion of the lender. The term of the Draw Down Facility is for one year during which the Company may draw down up to CDN $500,000. At the maturity date, any outstanding principal and accrued interest shall be converted into a convertible note with an additional term of two (2) years. Pursuant to the terms of this Draw Down Facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of TrioResources,AG Inc. at conversion price of $1.00 per common share. The outstanding amounts may be converted into common shares of the Company at the lower of $1.00 per share and the initial listing price of $0.50 less 20% discount of the public shares or any financing that is done by the Company via registration statement. The Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied Technologies Group Inc. on December 14, 2012 the Company became public. The obligations under this facility have not been converted into common shares of the Company. During the 3 month period ended March 31, 2013 we have borrowed an additional $145,000 against our Draw Down Facility to fund our activities. As at March 31, 2013 the amount outstanding under the Draw Down Facility was US$ 335,000.

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

Recent Development

Acquisition of TrioResources AG Inc.

On December 14, 2012 the Company (the “Parent”) entered into the Exchange Agreement with Ihar Yaravenka, the former principal shareholder of the Parent (the “ Principal Shareholder ”) and TrioResources AG Inc. (“TrioResources”) in exchange for 2,130,000 Parent Shares (the “ Exchange Shares ”) of the Company, and the Principal Shareholder has agreed to surrender and cancel 1,500,000 shares of the Parent, (the “Principal Shareholder Shares”).  As a result of the Share Exchange, Trioresources became our wholly owned subsidiary. The Share Exchange was accounted for as a recapitalization effected by a share exchange, wherein Trioresources is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Trioresources have been brought forward at their book value and no goodwill has been recognized.

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

Results of Operations

We are an Exploration company as defined in the SEC Guideline 7 (a) (4) (i).  The Company has not generated significant revenue to date and consequently its operations are subject to all of the risks inherent in the establishment of a new business enterprise.  Our operations have been limited to the purchase of our initial land position including 2 patented claims, and the acquisition of fixed assets which will be incorporated into our processing facility.

We have conducted minimal operations during the six month period ended March 31, 2013 and we have generated other revenue relating to the sale of stockpiles of tailings located on our property of $166,299 during this period.  We had net losses of $489,965 and $1,176,766 for the three and six months ended March 31, 2013, respectively.

Our expenses have been limited to legal and professional fees; consulting fees, travel expenses, transaction expenses related to the acquisition and exploration expenses. Exploration expenses of $85,518 and $151,735 are expensed as incurred for the three and six months ended March 31, 2013, respectively.

Liquidity and Capital Resources

As of March 31, 2013 we had negative working capital of $124,795.  During the six month period ended March 31, 2013 we borrowed $335,000 against the Company’s Draw Down Facility. To date we have relied on third parties to provide financing for our operations by way of convertible notes.    The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.  We will need capital to allow us to acquire additional properties to expand our exploration base.  In addition we will need to provide the Company with working capital.  The amount and timing of capital required and the timing will depend on when we are able to conclude agreements either to purchase additional land and the associated patented claims and/or enter into licensing or other working relationships to allow the Company to have access to the largest mining asset base possible within the financial constraints of the Company. If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt.  There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

As at the March 31, 2013, the Company has issued a series of secured convertible notes under multiple funding arrangements with various third-party investors totaling $1,310,138.

To date we have funded our operations through advances from a related party and from private third party lenders utilizing convertible notes. As of September 30, 2012 we have entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $266,445, Siderion Capital Group Inc. in the amount of CDN $295,163, and Seagel Investment Corp. in the amount of CDN $49,000. Each of the September 30, 2012 convertible notes have a two (2) year term and have an interest rate of 10% per annum. These convertible notes may be converted, at any time at the option of the holder, into the common shares of TrioResources AG Inc., or in the event that Debtor goes public into the shares of the public company at the lower of $1.00 per share, the initial listing price less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement. Copies of these notes are included as Exhibits to this report.

As of October 31, 2012 the Company entered into additional convertible notes (which we refer to as the October 31, 2012 convertible notes) with Incendia Management Group Inc. in the amount of CDN $7,000, Siderion Capital Group Inc. in the amount of $20,000, Seagel Investment Corp. in the amount of CDN $2,500, and Seagel Investment Ltd. in the amount of US $345,081.

Each of the October 31, 2012 convertible notes has a term of two (2) years and bears an interest rate of 10% per annum. These October 31, 2012 convertible notes may be converted into the common shares, at any time at the option of the holder, of TrioResources AG Inc., the Company at the lower of $1.00 per share, the initial listing price of $0.50 less 20% discount of the public shares, or any financing that is done by the Company by way of a registration statement.

In addition to these convertible notes the Company also entered into a one-year Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of CDN $500,000. The Company may from time to time request draw downs on this convertible debt facility subject to the discretion of the lender. The term of the Draw Down Facility is for one year during which the Company may draw down up to CDN $500,000. At the maturity date, any outstanding principal and accrued interest shall be converted into a convertible note with an additional term of two (2) years. Pursuant to the terms of this Draw Down Facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of the Company at the lower of $1.00 per share, the initial listing price of $0.50 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement. The Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied Technologies Group Inc. on December 14, 2012 the Company became public. The obligations under this facility have not been converted into common shares of the Company. As at March 31, 2013 the amount outstanding under the Draw Down Facility was US$335,000.

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

The total amount of interest that has been expensed for the three and six months ending March 31, 2013 is $56,411 and $ 106,561, respectively, including an accretion expense associated with the loan to a related party.

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

Critical accounting Policies

The unaudited condensed consolidated interim financial statements included in the Report have been prepared assuming that the Company will continue as a going concern. Since its inception in May 2012, the Company has generated Minimal Income and has incurred net losses. The Company has a working capital deficit of $124,795 as of March 31, 2013, incurred net losses accumulated during the six month period ended March 31, 2013 of 1,176,766. Accordingly, it has not generated positive cash flows from operations and has primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations. During the six month period ended March 31, 2013 the Company borrowed $ 335,000 against the Draw Down facility with Seagel Investment Limited. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Comprehensive Income (Loss)

For the three and six months ended March 31, 2013 there was a difference between net loss and comprehensive gain in the amount of $ 25,751and $12,870, respectively, which represented the foreign currency translation adjustment.

Cash

Cash, includes deposits in banks which are unrestricted as to withdrawal or use.

Inventory

Inventory is comprised of ore baring material that is available for immediate concentration and processing. Inventory is valued at the lower of cost or net realizable value.

Revenue recognition

The Company recognizes revenue when the following four revenue recognition criteria are met (1) persuasive evidence of an arrangement that exists; (2) delivery has occurred or services have been provided; (3) the selling price is fixed or determinable and (4) collectability is reasonably assured. Other revenue from the sale of tailings located on our property may be subject to adjustment upon final settlement of estimated metal recoveries, metal prices, weights and assays, and are recorded as adjustments to other revenue in the period of final settlement of prices, weights and assays. Such adjustments are typically not material in relation to the initial invoice amounts. In circumstances when these criteria are not met, revenue recognition is deferred until resolution occurs.

Mineral Property and Exploration Costs

The Company has been in the exploration stage since its formation on May 16, 2012 and has been undertaking plans and taking steps to build a facility which in the near future will capable of processing ore and has not yet realized any revenues from its planned operations, although we did recognize $166,299 during this period of other revenues relating to the sale of stockpiles of tailings located on our property.

Before mineralization is classified as “proven and probable” reserves, costs are expensed and classified as Mineral property and exploration costs .. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as “proven and probable reserves.”

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

Mineral Properties

Mineral property acquisition costs are capitalized when incurred and will be amortized using the units -of - production method over the estimated life of the reserve following the commencement of production.  If a mineral property is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment.

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

Mining Rights

The Company has determined that its patented mining claims meet the definition of mineral resource assets, as defined by accounting standards, and are tangible assets. As a result, the costs of mining assets are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are not limited by time. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the period ended March 31, 2013, the Company did not record any impairment charges.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management believes no impairment exists as of March 31, 2013.

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

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable and coo berated by little or no market data.

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2013 and September 30, 2012 the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

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

Earnings (Loss) Per Share (“EPS”)

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The weighted average number of shares outstanding during the three and six month periods was 333,643,889 and 295,888,736, respectively.

Commitments and Contingencies

The Company has entered into a rental agreement with Seagel Investment Corp wherein the Company pays monthly rent in the amount of CDN $1,500. The rental agreement expires on July 1, 2013, and the remaining rental payment commitment subsequent to period ended is CDN $4,500.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the six month period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 22, 2012, the previous owner of the property, 2023682 Ontario Inc., was fined CDN$56,265 by the Ontario Ministry of the Environment under the Environmental Protection Act for failing to comply with a Court Order to remove specified waste materials from the mill site. Under the terms of the Order, 2023682 Ontario Inc. has until October 22, 2013 to pay the fines and to comply with the Court Order to remove the specified waste material and, in the interim, to ensure that there is no migration or discharge of these materials into the ground or water.  The liabilities and obligations with respect to this fine are with 2023682 Ontario Inc.  Nevertheless, the Company has obtained a contractual indemnity from 2023682 Ontario Inc. in respect of this matter and any related liabilities in the event that 2023682 Ontario Inc. does not duly satisfy its obligations, and an agreement that 2023682 Ontario Inc. will hold harmless the Company for any fines, legal actions or penalties associated with this matter.  In addition, the Company has an agreement with 2023682 Ontario Inc. pursuant to which 2023682 Ontario Inc. has undertaken to dispose, at its cost, of the material as required in the court order within the specified time.  In the event that 2023682 Ontario Inc. defaults with respect to any of these obligations, the Company may be subject to liability and exposure, including the disposal of these materials, any interim discharge from these materials (which are not currently in a permitted tailings pond) and related fines.  See also “Risk Factors - Damage to the environment could also result from our operations. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations” elsewhere in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended March 31, 2013, the Company filed an 8K on December 17, 2012 disclosing the terms of the Share Exchange Agreement between the Company, its former Principal Shareholder and TrioResources AG Inc. which resulted in TrioResources AG Inc. becoming a wholly owned operating subsidiary of the Company.

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

TRIO RESOURCES, INC.

Dated: May 14, 2013	By:	/s/ J. Duncan Reid
J. Duncan Reid Chief Executive Officer and Chief Financial Officer

