Form 10-Q
period 2013-06-30
Trio Resources, Inc.
filed 2013-08-14
CIK 1532828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 338,650,000 as of August 14, 2013.

Trio Resources, Inc.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

INDEX

Condensed Consolidated Balance Sheets as at June 30, 2013, and September 30, 2012	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three months ended June 30, 2013, and the period from May 16, 2012 (Inception) to June 30, 2012 (unaudited)	5

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the nine months ended June 30, 2013, the period from May 16, 2012 (Inception) to June 30, 2012, and the period from May 16, 2012 (Inception) to June 30, 2013 (unaudited)	6

Condensed Consolidated Interim Statement of Stockholders’ Deficit for the period from May 16, 2012 (Inception) to June 30, 2013 (unaudited)	7

Condensed Consolidated Interim Statements of Cash Flows for the nine months ended June 30, 2013, the period from May 16, 2012 (Inception) to June 30, 2012, and the period from May 16, 2012 (Inception) to June 30, 2013 (unaudited)	8

Notes to Condensed Consolidated Interim Financial Statements	9-16

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated

Balance Sheets

Expressed in US Dollars

(Unaudited)

	As At	As At
	June 30, 2013	September 30, 2012

CURRENT ASSETS
Cash	$-	$8,086
Accounts receivable	132,663	-
Inventory	1,506	1,770
Other receivables	-	7,553
Prepaid expenses (Note 4)	170,508	2,691
Total Current Assets	304,677	20,100

Loan receivable - related party (Note 6)	64,330	68,820
Patented claim (Notes 3 and 6)	9,672	10,374
Property and equipment, net (Note 3)	112,092	115,796
TOTAL ASSETS	$490,771	$215,090

CURRENT LIABLILITES
Bank indebtedness	$4,242	$-
Accounts payable and accrued expenses	670,353	62,675
Loan payable	51,097	-
Total Current Liabilities	725,692	62,675

LONG TERM LIABILITIES
Convertible note payable-related party (Note 7)	352,445	298,135
Convertible notes payable (Note 8)	1,378,663	621,049
Total Liabilities	2,456,800	981,859

STOCKHOLDERS’ DEFICIT

Common stock, 400,000,000 no par value authorized; 338,650,000 issued and outstanding at June 30, 2013 (213,000,000 at September 30, 2012) (Note 4)	338,650	213,000
Excess of purchase price over net asset value (Notes 6 and 7)	(299,105)	(299,105)
Additional paid-in capital	312,683	-
Accumulated other comprehensive income (loss)	60,374	(10,296)
Deficit accumulated during the exploration stage	(2,378,631)	(670,368)
Total Stockholders’ Deficit	(1,966,029)	(766,769)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$490,771	$215,090

See accompanying notes to the unaudited condensed consolidated interim financial statements

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated Interim

Statements of Operations and Comprehensive Loss

Expressed in US Dollars

(Unaudited)

	Three Months Ended	Period From May 16, 2012 (inception) to
	June 30, 2013	June 30, 2012

REVENUES
Other revenues	$172,016	$-

EXPENSES
Depreciation	3,640	489
Corporate expenses	473,418	79,590
Interest expense	59,718	2,680
Exploration and development costs	81,037	34,145

Total Expenses	617,813	116,904

NET LOSS	(445,797)	(116,904)

Other comprehensive gain:
Foreign currency translation adjustment	57,800	8,937

COMPREHENSIVE LOSS	$(387,997)	$(107,967)

Weighted Average Number of common shares Outstanding, basic and diluted	338,650,000	213,000,000

Loss Per Share, basic and diluted	$(0.0013)	$(0.0005)

See accompanying notes to the unaudited condensed consolidated interim financial statements

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated Interim

Statements of Operations and Comprehensive Loss

Expressed in US Dollars

(Unaudited)

		Period From	Cumulative From
	Nine Months Ended	May 16, 2012 (inception) to	May 16, 2012 (inception) to
	June 30, 2013	June 30, 2012	June 30, 2013

REVENUES
Other revenues	$338,315	$-	$338,315

EXPENSES
Depreciation	10,662	489	14,256
Corporate expenses	1,551,165	79,590	1,846,229
Interest expense	166,279	2,680	180,842
Exploration and development costs	232,773	34,145	398,583

Total Expenses	1,960,879	116,904	2,439,910

NET LOSS	(1,622,564)	(116,904)	(2,101,595)

Other comprehensive loss:
Foreign currency translation adjustment	70,670	8,937	60,374

COMPREHENSIVE LOSS	$(1,551,894)	$(107,967)	$(2,041,221)

Weighted Average Number of common shares Outstanding, basic and diluted	310,142,491	213,000,000

Loss Per Share, basic and diluted	$(0.0052)	$(0.0005)

See accompanying notes to the unaudited condensed consolidated interim financial statements

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated Interim

Statement of Stockholders’ Deficit

Expressed in US Dollars

(Unaudited)

	Common Shares	Par Value	Additional Paid-In Capital		Excess of Purchase Price over Net Asset Value	Other Comprehensive Income (Loss)	Accumulated Deficit	TOTAL

May 16, 2012 (Inception) Issuance of common shares (Note 1)	213,000,000	$213,000	$-	-	$-	$-	$(191,336)	$21,664
Excess of purchase price over net asset value	-	-	-		(299,105)	-	-	(299,105)
Cumulative translation adjustment	-	-	-		-	(10,296)	-	(10,296)

Deficit accumulated during period May 16, 2012 (Inception) to September 30, 2012	-	-	-		-	-	(479,032)	(479,032)

September 30, 2012	213,000,000	213,000	-		(299,105)	(10,296)	(670,368)	(766,769)
Acquisition of Allied Technologies Group, Inc. (Note 1)	109,000,000	109,000	-		-	-	(85,700)	23,300
Issuance of shares re: consulting agreement (Note 1)	16,100,000	16,100	10,733		-	-	-	26,833
Cumulative translation adjustment	-	-	-		-	(12,881)	-	(12,881)
Deficit accumulated during quarter ended December 31, 2012	-	-	-		-	-	(686,801)	(686,801)

December 31, 2012	338,100,000	338,100	10,733		(299,105)	(23,177)	(1,442,869)	(1,416,318)
Issuance of shares re: consulting agreement	550,000	550	301,950		-	-	-	302,500
Cumulative translation adjustment	-	-	-		-	25,751	-	25,751
Deficit accumulated during quarter ended March 31, 2013	-	-	-		-	-	(489,965)	(489,965)

March 31, 2013	338,650,000	$338,650	$312,683		$(299,105)	$2,574	$(1,932,834)	$(1,578,032)

Cumulative translation adjustment	-	-	-		-	57,800	-	57,800
Deficit accumulated during quarter ended June 30, 2013	-	-	-		-	-	(445,797)	(445,797)

June 30, 2013	338,650,000	338,650	312,683		(299,105)	60,374	(2,378,631)	(1,966,029)

Note 1: The Stock Split in the period ended December 31, 2012 resulted in negative Additional Paid-In Capital. This has been charged to Accumulated Deficit as an Appropriation of Capital. The stock split has been accounted for on a retrospective basis.

See accompanying notes to the unaudited condensed consolidated interim financial statements

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated

Interim Statements of Cash Flows

Expressed in US Dollars

(Unaudited)

	Nine Months Ended	Period from May 16, 2012 (inception) to	Cumulative from May 16, 2012 (inception) to
	June 30, 2013	June 30, 2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(1,622,564)	(116,904)	(2,101,595)
Adjustment to reconcile net loss to net cash used by operating activities
Depreciation	10,662	489	14,256
Stock based payment for services	312,683	-	312,683
Accretion expense on convertible note payable-related party	54,310	-	54,310
Changes in assets and liabilities
(Increase) in accounts receivable	(138,449)	-	(138,449)
Decrease (increase) in other receivable	7,553	(2,482)	-
Decrease (increase) in inventory	155	(1,708)	(1,615)
(Increase) in prepaid expenses	(167,882)	(33,855)	(170,573)
Increase in accounts payables and accrued expenses	634,999	13,477	686,406
NET CASH USED IN OPERATING ACTIVITIES	(908,533)	(140,983)	(1,344,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in patented claim	25	(10,009)	(10,349)
Decrease in Loan receivable-related party	4,490	(66,397)	(64,330)
Purchases of property and equipment	(14,760)	(85,474)	(134,150)
NET CASH USED IN INVESTING ACTIVITIES	(10,245)	(161,880)	(208,829)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank indebtedness	4,242	-	4,242
Proceeds from issuance of common stock	-	21,664	21,664
Proceeds from convertible notes payable	853,124	302,156	1,474,174
Proceeds from loan payable	53,326	-	53,326
	910,692	323,820	1,553,406
NET CASH PROVIDED BY FINANCING ACTIVITIES

NET (DECREASE) INCREASE IN CASH	(8,086)	20,957	-
CASH, BEGINNING OF PERIOD	8,086	-	-
CASH, END OF PERIOD	-	20,957	-

NON CASH FINANCIAL ACTIVITIES (NOTE 6)
Increase in Convertible Note Payable - Related Party	298,135	-	298,135
Non cash investing and financing activities	(299,105)	-	(299,105)
NON CASH FINANCIAL ACTIVITIES	(970)	-	(970)

See accompanying notes to the unaudited condensed consolidated interim financial statements

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

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

The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Trio is considered the acquirer for accounting and financial reporting purposes. The effective date of the Share Exchange Agreement is December 14, 2012 and all of the necessary accounting adjustments were fully reflected in the June 30, 2013 unaudited condensed interim consolidated financial statements.

The Company is considered to be an Exploration Stage company as defined under SEC Guide 7 (a) (4) (i) Description of Property by Issuers Engaged or to be Engaged in Significant Mining. The Company’s principal business is the exploration of mineral resources on the Company’s existing property and any new properties it may acquire and processing of mineralized material on its property.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

Going Concern and Management’s Plans

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared assuming that the Company will continue as a going concern. Since its inception on May 16, 2012, the Company has not generated significant revenue and has incurred a net loss of $2,101,595. The Company has a working capital deficit of $421,015 as at June 30, 2013, and incurred a net loss accumulated during the exploration stage of $2,378,631 as at June 30, 2013. Accordingly, it has not generated positive cash flows from operations and has primarily relied upon debt and equity financing from third parties and related parties to fund its operations. The Company has negotiated a Canadian (CDN) $500,000 Draw Down facility with Seagel Investments Corp. of which $425,000 has been drawn as at June 30, 2013. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

Acquisition

On December 14, 2012, Trio Resources (formerly Allied Technologies Group, Inc.) entered into a transaction (the “Share Exchange”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of TrioResources AG Inc., which became a wholly owned subsidiary of the Company. Part of the consideration was a payment of $250,000 to Ihar Yaravenka, the former, sole officer, director and controlling shareholder. As at the close of the Share Exchange, Allied Technologies Group Inc. had no assets or liabilities. Prior to the acquisition Allied Technologies Group, Inc. was a public shell company.

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

Comparative Presentations

Since for accounting purposes TrioResources AG Inc. is the accounting acquirer, and since TrioResources AG Inc. was incorporated on May 16, 2012, comparative quarterly information is being presented for the period from May 16, 2012 to June 30, 2012.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

2.	Summary of Significant Accounting Policies

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

The Company’s fiscal year-end is September 30. The Company’s functional currency is Canadian (“CDN”) dollars. The Company’s reporting currency is the U.S. dollar. Assets and liabilities are translated into the U.S. dollar using the exchange rates at each balance sheet date. Revenue and expenses are translated at average rates prevailing during the reporting period. Stockholders’ equity is translated at historical rates. Adjustments resulting from translating the condensed consolidated interim financial statements into the U.S. dollar are recorded as a separate component of accumulated other comprehensive income (loss) in the statement of stockholders’ equity (deficit).

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

 Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its statement of operations and comprehensive loss. Comprehensive income comprised equity except for those transactions resulting from investments by owners and distribution to owners.

 Cash

Cash, includes deposits in banks which are unrestricted as to withdrawal or use.

Inventory

Inventory is comprised of mineralized material that is available for immediate concentration and processing. Inventory is valued at the lower of cost or net realizable value.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

2.	Summary of Significant Accounting Policies (continued)

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

Mining Rights

The Company has determined that its patented mining claims meet the definition of a mineral resource asset, as defined by accounting standards, and are tangible assets. As a result, the costs of mining assets are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are not limited by time. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the period ended June 30, 2013, the Company did not record any impairment charges.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

2.	Summary of Significant Accounting Policies (continued)

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management believes no impairment exists as of June 30, 2013.

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

Level 2 - observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable and corroborated by little or no market data.

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

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

2.	Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2013 and September 30, 2012 the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued accounting pronouncements adopted do not have a material impact on its financial position or results of operations.

3.	Property and Equipment:

On June 15, 2012, the Company acquired property and equipment from 2023682 Ontario Inc., a commonly-controlled related party (see Note 6). The cost of these acquired assets was recorded at the same historical carrying values reflected in the accounts of 2023682 Ontario Inc.

Equipment and buildings consist of the following: as of June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012

Equipment	$94,044	$102,417
Less accumulated depreciation	10,964	3,083
Net equipment	83,080	99,334

Buildings	31,701	16,973
Less accumulated depreciation	2,689	511
Net buildings	29,012	16,462

Net property and equipment	$112,092	$115,796

Depreciation expense was $3,640 and $10,662 for the three and nine months ended June 30, 2013, respectively. Equipment and buildings are depreciated on a straight line basis over their estimated useful lives: equipment 15 years, and buildings 20 years.

Patented Claims:

At June 30, 2013, the Company also has mining property patent claims of $9,672. These patent claims provide the Company with mining rights to certain land located in Coleman Township, District of Temiskaming, Ontario, Canada. On February 4, 2013 the Company made its first shipment of mineralized material for refining.

Amortization was $NIL for the three and nine months ended June 30, 2013. The patented claim was purchased in May 2012, in a related party transaction at CDN$10,200 (4,000MT of concentrate and book value of related party).  No amortization was taken for the three and nine months ended June 30, 2013 as amortization is based on units of production and the Company’s production volume for the three and nine months periods is minimum.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

4.	Stockholders’ Deficit:

The Company’s authorized capital consists of 400,000,000 common stock. At June 30, 2013, there were 338,650,000 common shares issued and outstanding (September 30, 2012 - 213,000,000).

During the nine month period ended June 30, 2013, 1,500,000 shares were returned to the Company for cancellation, and 2,130,000 common shares were issued pursuant to the Exchange Agreement dated December 14, 2012.

Pursuant to a consulting agreement entered into with Seagel Investments Corp., and pursuant to the Exchange Agreement dated December 14, 2012, the Company issued Seagel Investments Corp., 16,100,000 common shares which were valued at $26,833. The Company recorded this amount as a consulting expense in the three month period ended December 31, 2012.

During the previous quarter ended March 31, 2013 the Company entered into two consulting agreements which required the issuance of shares as part of the consideration. The Company issued a total of 550,000 common shares in the previous quarter to satisfy the terms of these contracts valued at $302,500, of which $99,687 and $199,374 was expensed during the three and nine months ended June 30, 2013, respectively, and $103,126 has been included in total prepaid expenses of $178,008 as of June 30, 2013. The remaining value of the share-based considerations will be amortized over the term of the respective agreements as services are performed. The first contact is for a 24 month term for 250,000 common shares issued for a total value of $137,500. The second contract is for a 6 month term for 300,000 common shares issued for a total value of $165,000. Both contracts were signed at the beginning of January 2013.

Effective December 31, 2012 the number of shares outstanding were forward-split 100 shares for each share of record prior to the split (“Stock Split”). After the Stock Split, the total amount of the common shares outstanding was 338,650,000 as of June 30, 2013.

5.	Earnings (Loss) Per Share (“EPS”):

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The weighted average number of shares outstanding during the three and nine month periods was 338,650,000 and 310,142,491, respectively.

6.	Related Party Transactions:

On June 15, 2012, the Company purchased certain assets from 2023682 Ontario Inc., a related party in which the Company’s CEO was the sole director of 2023682 Ontario Inc. The value of the assets purchased by the Company was carried over at the historical carrying amounts that were recorded by the related party. The purchase consideration consisted of cash of CDN $100,000 and a promissory note in the amount of CDN $500,000 (see Note 7). Because the purchase was from a commonly controlled related party, the excess of the purchase price over the carrying value of the assets purchased has been reflected as a deduction against Stockholders’ Deficit, equivalent to a distribution of equity to the stockholder. The assets purchased and consideration given is as follows:

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

6.	Related Party Transactions: (continued)

Property and equipment	$88,596
Patent claims	10,374
Inventory	1,770
Total assets purchased	100,740

Purchase price	(610,260)

Discount on note payable (Note 7)	(210,415)

Deduction in shareholders’ equity (deficit)	$(299,105)

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

As at June 30, 2013, the Company had advanced to 2023682 Ontario Inc. $64,330 (September 30, 2012 - $68,820). The amount is unsecured, non-interest bearing and is recorded as a loan receivable with no specific terms of repayment.

7.	Convertible Notes payable - related party:

As of June 30, 2013, the Company has a convertible note payable of $ 475,375 (CDN $ 500,000) to 2023682 Ontario Inc. This note is due two years from the date of issue (June 15, 2012) and accrues interest at 3% per annum. The terms of the convertible notes specified that should the Company be successful in a ‘going public’ transaction it is convertible into common shares of the Company at the weighted average of the Company’s share price based on the average 5 day bid price, within 30 days of the Company going public. If there are no trades on any given day in the first 30 days after the Company’s stock begins to trade then the bid price will be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note is interest free for the first 12 months post-closing of the asset purchase, thereafter, it accrues interest at the rate of 3% per annum. This note was discounted resulting in an effective interest rate of 27%. As a result, a $210,415 discount to the note was recorded which is being amortized to interest expense over the term of the note. The Company completed its going public transaction and became public on December 14, 2012, the first trades took place on January 11, 2013 at $0.55 per share.

Related party interest expense for the three and nine month period ended June 30, 2013 was $25,265 and $80,100, respectively, including the accretion in the value of the Convertible note payable-related party.

8.	Convertible Notes Payable:

As of June 30, 2013, the Company has issued a series of secured convertible notes under multiple funding arrangements with various third-party investors totaling $1,378,663. These notes bear interest at 10% per annum and mature two years from the date of issue. The convertible notes were secured until the Company became public. The Company’s first share trade was on January 11, 2013. On December 14, 2012 the Company went public and the notes become unsecured and convertible, at any time at the option of the holder, into shares of common stock of the Company at a conversion rate of the lower of CDN $1 per share, the initial listing price of $0.55 less 20% discount of the public shares, or any financing that is done by the Company by way of a registration statement. The convertible notes may be repaid at any time without penalty or bonus. The total amount of interest that has been expensed for the three and nine month periods ended June 30, 2013, is $34,453 and 89,288, respectively.

9.	Subsequent events:

The Company’s management has evaluated subsequent events through the filing date of these condensed consolidated interim financial statements and has determined there are no material subsequent events to report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of Trio Resources, Inc.)(the “Company”) for the three and nine months ended June 30, 2013 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

As an exploration company we have not as yet generated significant operating revenues and have incurred operating losses of $2,101,595 from our inception, May 16, 2012, to June 30, 2013, and of $445,797 and $1,622,564 for the three and nine months ended June 30, 2013, respectively. To date we have funded our operations through advances from a related party and from private third party lenders utilizing convertible notes totaling $1,731,108.

As of September 30, 2012 we have entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $266,445, Siderion Capital Group Inc. in the amount of CDN $295,163, and Seagel Investment Corp. in the amount of CDN $49,000. Each of the September 30, 2012 convertible notes have a two (2) year term and have an interest rate of 10% per annum. These convertible notes may be converted, at any time at the option of the holder, into the common shares of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement.

As of October 31, 2012, the Company entered into additional convertible notes (which we refer to as the October 31, 2012 convertible notes) with Incendia Management Group Inc. in the amount of CDN $7,000, Siderion Capital Group Inc. in the amount of $20,000, Seagel Investment Corp. in the amount of CDN $2,500, and Seagel Investment Ltd. in the amount of US$345,081. Seagel Investment Ltd. is not an affiliate of Seagel Investment Corp. Each of the October 31, 2012 convertible notes has a term of two (2) years and bears an interest rate of 10% per annum. These October 31, 2012 convertible notes may be converted, at any time at the option of the holder, into the common shares of Trio Resources, Inc., into the shares of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the public shares, or any financing that is done by the Company by way of a registration statement. In addition to these convertible notes, the Company also entered into a one-year Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd., as lender, in the maximum availability of CDN$500,000. The Company may from time to time request draw downs on this convertible debt facility subject to the discretion of the lender. The term of the Draw Down Facility is for one year during which the Company may draw down up to CDN $500,000. At the maturity date, any outstanding principal and accrued interest shall be converted into a convertible note with an additional term of two (2) years. Pursuant to the terms of this Draw Down Facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of TrioResources, AG Inc. at conversion price of $1.00 per common share. The outstanding amounts may be converted into common shares of the Company at the lower of $1.00 per share and the initial listing price of $0.55 less 20% discount of the public shares or any financing that is done by the Company via registration statement. The Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied Technologies Group Inc. on December 14, 2012, the Company became public. The obligations under this facility have not been converted into common shares of the Company. During the three month period ended June 30, 2013 we have borrowed an additional $90,000 against our Draw Down Facility to fund our activities. As at June 30, 2013 the amount outstanding under the Draw Down Facility was US$425,000.

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

Since for accounting purposes TrioResources AG Inc. is the accounting acquirer, and since TrioResources AG Inc. was incorporated on May 16, 2012, comparative quarterly information is being presented for the period from May 16, 2012 to June 30, 2012.

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

We have conducted minimal operations during the nine month period ended June 30, 2013 and we have generated other revenue relating to the sale of stockpiles of tailings located on our property of $338,315 during this period.  We had net losses of $445,797 and $1,622,564 for the three and nine months ended June 30, 2013, respectively.

Our expenses have been limited to legal and professional fees; consulting fees, travel expenses, transaction expenses related to the acquisition and exploration expenses. Exploration expenses of $81,037 and $232,773 are expensed as incurred for the three and nine months ended June 30, 2013, respectively.

Liquidity and Capital Resources

As of June 30, 2013 we had negative working capital of $421,015.  During the nine month period ended June 30, 2013, we borrowed $425,000 against the Company’s Draw Down Facility. To date we have relied on third parties to provide financing for our operations by way of convertible notes.    The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.  We will need capital to allow us to acquire additional properties to expand our exploration base.  In addition we will need to provide the Company with working capital.  The amount and timing of capital required and the timing will depend on when we are able to conclude agreements either to purchase additional land and the associated patented claims and/or enter into licensing or other working relationships to allow the Company to have access to the largest mining asset base possible within the financial constraints of the Company. If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt.  There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

As at the June 30, 2013, the Company has issued a series of secured convertible notes under multiple funding arrangements with various third-party investors totaling $1,378,663.

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

Liquidity and Capital Resources (continued)

Each of the October 31, 2012 convertible notes has a term of two (2) years and bears an interest rate of 10% per annum. These October 31, 2012 convertible notes may be converted into the common shares, at any time at the option of the holder, of TrioResources AG Inc., the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the public shares, or any financing that is done by the Company by way of a registration statement.

In addition to these convertible notes the Company also entered into a one-year Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of CDN $500,000. The Company may from time to time request draw downs on this convertible debt facility subject to the discretion of the lender. The term of the Draw Down Facility is for one year during which the Company may draw down up to CDN $500,000. At the maturity date, any outstanding principal and accrued interest shall be converted into a convertible note with an additional term of two (2) years. Pursuant to the terms of this Draw Down Facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement. The Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied Technologies Group Inc. on December 14, 2012 the Company became public. The obligations under this facility have not been converted into common shares of the Company. As at June 30, 2013 the amount outstanding under the Draw Down Facility was $425,000.

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

The total amount of interest that has been expensed for the three and nine months ended June 30, 2013 is $59,718 and $166,279, respectively, including an accretion expense associated with the loan to a related party.

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

Critical accounting Policies

The unaudited condensed consolidated interim financial statements included in the Report have been prepared assuming that the Company will continue as a going concern. Since its inception on May 16, 2012, the Company has generated Minimal Income and has incurred net losses. The Company has a working capital deficit of $421,015 as of June 30, 2013, incurred net losses accumulated during the nine month period ended June 30, 2013 of $1,622,564. Accordingly, it has not generated positive cash flows from operations and has primarily relied upon advances from stockholders, promissory notes, advances from unrelated parties, and equity financing to fund its operations. During the nine month period ended June 30, 2013 the Company borrowed $425,000 against the Draw Down facility with Seagel Investment Limited. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in US dollars. The Company’s fiscal year-end is September 30. The Company’s functional currency is Canadian dollars. The Company’s reporting currency is the U.S. dollar. Assets and liabilities are translated into the U.S. dollar using the exchange rates at each balance sheet date. Revenue and expenses are translated at average rates prevailing during the reporting period. Stockholders’ equity is translated at historical rates. Adjustments resulting from translating the unaudited condensed consolidated interim financial statements into the U.S. dollar are recorded as a separate component of accumulated other comprehensive income (loss) in the statement of stockholders’ equity (deficit).

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

Comprehensive Gain (Loss)

For the three and nine months ended June 30, 2013, there was a difference of the comprehensive gain in the amount of $57,800 and $70,670, respectively, which represented the foreign currency translation adjustment.

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

Mineral Property and Exploration Costs

The Company has been in the exploration stage since its formation on May 16, 2012 and has been undertaking plans and taking steps to build a facility which in the near future will capable of processing ore and has not yet realized any revenues from its planned operations, although we did recognize $338,315 during this period of other revenues relating to the sale of stockpiles of tailings located on our property.

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

Mining Rights

The Company has determined that its patented mining claims meet the definition of mineral resource assets, as defined by accounting standards, and are tangible assets. As a result, the costs of mining assets are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are not limited by time. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the period ended June 30, 2013, the Company did not record any impairment charges.

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

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management believes no impairment exists as of June 30, 2013.

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

FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2013 and September 30, 2012 the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued accounting pronouncements adopted do not have a material impact on its financial position or results of operations.

Earnings (Loss) Per Share (“EPS”)

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The weighted average number of shares outstanding during the three and nine month period was 338,650,000 and 310,142,491, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Subsequent events

The Company’s management has evaluated subsequent events through the filing date of these consolidated financial statements and has determined there are no material subsequent events to report.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the nine month period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended June 30, 2013, the Company filed an 8K on December 17, 2012 disclosing the terms of the Share Exchange Agreement between the Company, its former Principal Shareholder and TrioResources AG Inc. which resulted in TrioResources AG Inc. becoming a wholly owned operating subsidiary of the Company.

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

TRIO RESOURCES, INC.

Dated: August 14, 2013	By:	/s/ J. Duncan Reid
J. Duncan Reid, Chief Executive Officer and Chief Financial Officer

