Form 10-K
period 2013-09-30
Trio Resources, Inc.
filed 2013-12-30
CIK 1532828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to _____

Commission file number 333-178472

TRIO RESOURCES, INC. (FORMERLY ALLIED TECHNOLOGIES GROUP, INC.)

(Exact name of registrant as specified in its charter)

Nevada	99-0369568
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

(Address, including zip code, Telephone and Facsimile Number including area code, of Registrant s
Principal Executive Offices)

100 King Street West,

Suite 5600

Toronto, ON M5X 1C9

Telephone +416-409-2802

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    No  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer, non-accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

$120,150,000 as of March 29, 2013.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of December 30, 2013, the registrant has 338,650,000 shares of Common Stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise. Our consolidated financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

CAUTIONARY NOTES TO U.S. INVESTORS CONCERNING ESTIMATES

We operate as an exploration company in the province of Ontario, Canada. Our activities have been limited to acquiring our initial land holdings and mineral claims, and our initial equipment and fixed assets, with a view to implementing our plans to begin small-scale processing and monetization of our existing above-ground mineralized material. The property that we have acquired is without known reserves, we currently undertake no mining operations and our proposed program is exploratory in nature. We have not obtained a “final” or “bankable” feasibility study (as defined under the SEC’s Industry Guide 7 (“Guide 7”)) nor a technical report under Canada’s National Instrument 43-101 (“NI 43-101”). Under Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three year history average price must be used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority. We report on quantities and qualities of certain mineralized materials and concentrates. These are not terms defined or recognized under United States standards, including Guide 7, or NI 43-101. These terms have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. Under United States standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Investors are cautioned not to assume that all or any part of the Company’s mineralized materials will ever be upgraded to a higher or recognized category. The information contained in this report containing descriptions of our mineralized materials may not be comparable to similar information made public by U.S. companies subject to the reporting and disclosure requirements of United States federal securities laws and the rules and regulations thereunder.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” the “Company,” or “Trio Resources” are the combined business of Trio Resources, Inc. and its consolidated subsidiary, TrioResources AG Inc.

In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended;

PART I

ITEM 1.  BUSINESS.

a)	Overview of the business

Trio Resources, Inc. (“Trio Resources”), formerly Allied Technologies Group, Inc. (“Allied”) was incorporated in the state of Nevada on September 22, 2011. As a result of the Share Exchange, effective December 14, 2012, TrioResources AG Inc. became Trio’s wholly owned subsidiary. The Share Exchange was accounted for as a recapitalization, wherein TrioResources AG Inc. is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Trio Resources have been brought forward at their book value and no goodwill has been recognized.

Trio Resources, Inc. and its subsidiary (“the Company”) is a Canadian exploration stage and small-scale processing company focused on developing the current mineral potential of historically rich mining regions. Our operations have been limited to acquiring our initial land holdings and patented claims and our initial milling and mining assets to allow us to begin to implement our plan to start small scale concentration of existing above ground mineral resources.

We are an exploration stage company and have not generated significant revenues to date. We are in the initial stages of developing our mineral properties, have very limited cash resources and are in need of substantial additional capital to execute our business plan. These conditions have raised substantial doubt about our ability to continue as a going concern.

The Company owns 100% of the 94-acre Duncan Kerr property located near the town of Cobalt, Ontario. Exploration to date has identified several areas of interest on the property, where geology is believed to be favorable for silver mineralization. Trio supports its development efforts through financing arrangements as described below and through revenue generated by processing stockpiles of mineralized ore in the Company’s on-site mill – a capability that is typical for a junior exploration company. The Duncan Kerr property hosts 1.3 million tons of above ground mineralized inventory (concentrate, crushed ore, muck piles, etc.) which Trio has begun processing for its residual mineral content per report from Crystal Research Associates.

Trio is organized to hold assets in the mining industry, targeting older mining camps with residual value. Trio’s intention is to conduct an extensive exploration program, in conjunction with milling initiatives to monetize the existing above-ground mineralized material on-site, with the purpose of being cash-flow positive primarily through milling and marketing mineralized material and concentrate to refiners, as well as producing precious metals and other valuable minerals. Trio’s business plan is currently focused on monetizing existing assets and beginning exploration on its existing property. Specifically, Trio plans to monetize its existing above-ground assets by way of: (i) selling our bulk concentrate to refiners as-is (without requiring further processing on the part of the Company); (ii) further processing our concentrate via gravitational separation in order to yield a higher concentrate material which we would market (as ready for smelting) to a broader range of refiners than with option (i); and (iii) millings our additional mineralized material to be marketable via options (i) or (ii). To date, we have commenced marketing our bulk-concentrate material via option (i), through selling it to a refiner, as-is. Subject to availability of additional financing and/or revenues generated through our mill operations, we plan to commence an exploration program in the third quarter of fiscal 2014.

TrioResources AG Inc. ("Trio Resources AG" or "Trio") was founded on May 16, 2012 by Jeffrey Duncan Reid, the current chief executive officer and chairman of the board of directors of the Company. Since its inception, TrioResources AG completed a limited exploration initiative of its main property which consisted of a small drilling program of 5 AQ size drill holes. The deepest drill hole was 187 feet and the shallowest was 122 feet. The targeted area was determined based on historic magnetic resonance data acquired from the previous owner of the property. The various cores were assayed by independent third parties, and demonstrated a best result of 240 oz of silver per ton at a depth of 124 feet, based on an assay performed by Activation Laboratories Ltd., an independent specialist analytical firm whose laboratories involved are accredited for ISO/IEC17025:2005 (including and ISO 9001) by Standards Council of Canada, on September 5, 2012. TrioResources AG only assayed core samples which demonstrated mineralization and had the assays performed by Activation Laboratories Ltd. In addition to this exploration initiative, and as described further below, in September, 2012, TrioResources AG commenced a small milling operation to process the above-ground mineralized material already on the property. Subject to financing, TrioResources AG plans to acquire additional historical mining properties which were previously known to be rich in mineralized material, and which have development potential.

On May 17, 2012, TrioResources AG Inc. entered into a Consultant Services Agreement with Seagel Investment Corp. for certain consulting services in connection with a public listing for TrioResources AG. The consulting services provided by Seagel Investment Corp. to Trio included assistance in the incorporation of TrioResources AG, investor relations with the investment community, assistance in identifying public relations and other consulting firms, assistance in corporate marketing, assistance in preparing press releases and other corporate communications and other services as may be required by Trio. As consideration for these consulting services TrioResources AG agreed to pay Seagel Investment Corp. a fee equal to $20,000 per month and common stock equal to 5% of the total number of shares outstanding after the closing of the ‘going public’ transaction. For the purposes of the Seagel Investment Corp. agreement ‘going public’ meant any method or transaction whereby the business of TrioResources AG became public by way of stock exchange listing of its common shares or reverse merger.

On May 17, 2012, TrioResources AG purchased its mining claims and equipment from 2023682 Ontario Inc. DBA Canamet Resources, an entity which is controlled by Mr. Reid.

In connection with the Share Exchange dated December 14, 2012 between the shareholders of Trio Resources AG Inc. and Allied, TrioResources became the wholly owned subsidiary of the Company, and the TrioResources AG shareholders became the controlling shareholders of the Company. In connection with the Share Exchange, the former sole officer and director of the Company, Ihar Yaravenka, resigned from his positions and the directors of TrioResources AG became the Board of Directors of the Company, and the officers of TrioResources AG became the officers of the Company. The Company ceased any and all of its original operations in connection with small boat building and maintenance and became a holding company with TrioResources AG as its sole asset and subsidiary.

As an exploration company we have not as yet generated significant operating revenues and have incurred operating losses of $2,469,240 from our inception, May 16, 2012, to September 30, 2013. To date we have funded our operations through advances from a related party and from private third party lenders.

b)	Company’s properties

The Company acquired the Duncan Kerr property in May 2012. This property is located in Ontario, Canada, approximately three kilometers southeast of the town of Cobalt. Main features of this property are summarized as below:

•	The property is located in a region that is well known for its base and precious metal production. Past producing mines at Duncan Kerr have mined in excess of 32 million ounces of silver, and one of North America’s richest silver veins ever explored is located on the property per preliminary geologist report from TMK Associates on March 22, 2013.

•	The Company’s plans include 5,000 meters of diamond drilling and other exploration at the Duncan Kerr project as well as upgrading its existing mill capacity to be able to process up to 360 tons per day.

•	The Company has full rights and claims to this property including the existing mineralized material, onsite mill, other structures and equipment, and all surface and mineral rights.

•	This property has a very strategic location in terms of its access to major highways, rail spurs, power and fresh water.

•	Presence of estimated 1.3 million tons of mineralized material already located above ground.

c)	Growth strategy

The Company’s intention is to conduct exploration initiatives, with the purpose of being cash-flow positive by processing precious metals, and other valuable minerals. The Company intends to utilize modern mining and exploration technology in conjunction with focusing on combining the right blend of experienced mining consultants and technological management.

We intend to conduct further exploration initiatives, in order to target additional high-concentration regions on our properties, which would be profitable to develop. Unlike other junior mining companies, we plan to have our exploration initiative coincide with our milling program, through which we are planning to be able to run a cash-flow positive business by producing precious metals, and other valuable minerals. By reinvesting the profits realized by capitalizing on our existing mineralized mineral stock piles, we anticipate having the ability to expedite our business plan, and fund some of the expansion of our operations, internally.

The Company is working to increase its land package, construct a larger mill, perform further drilling and exploration at the Duncan Kerr project, and to obtain an NI-43-101-compliant valuation (a national instrument for the Standards of Disclosure for Mineral Projects within Canada) of any underground reserves.

The Company’s major growth plans subject to raising additional financing are summarized as under:

Land Acquisition

The Company’s strategy is to target older mining camps with residual value, which may have become economical to develop again due to rising global commodity prices.

Milling Activities

As explained above, the Company holds an estimated 1.3 million tons of mineralized material on the property per Crystal Research Associates Report. The inventory comprises concentrate, crushed material, trench material, a muck pile and a tailings pond.

The Company’s core strategy is to increase its milling output capacity and activities and to upgrade its current infrastructure to a 360 ton per day facility.

Exploration Activities

The Company intends to coincide its exploration initiatives with its milling activities, which is unlike many other junior exploration companies that are only focused on exploration and do not possess the above ground mineral assets nor the mill structure required to operate a working mill.

Financing Activities

The Company has largely been financed by third parties by way of convertible notes. Future funding will be earmarked to help expand the milling facility, fund the exploration program, and enabling the strategic acquisition of additional properties in the area surrounding the Duncan Kerr property.

d)	Company’s products and market opportunities

Silver, Cobalt and Nickel have been recovered from Trio’s mineralized concentrate. An overview of the uses and market demand for each of the Company’s initial metal products is explained below:

Silver

Over the past two years, silver prices have been reaching all-time highs, with a 2011 record average price per ounce of $35.12 followed by a lower average price in 2012 of $31.15 per ounce (Source: Thomson Reuters GFMS and the Silver Institutes’ World Silver Survey 2013).

HSBC and Deutsche Bank have recently issued new forecasts for average silver prices for 2014. HSB forecasts an average silver price of $27 per ounce in 2014 and Deutsche Bank expected higher silver prices of $34 per ounce in 2014.

Cobalt

Many countries worldwide use Cobalt for strategic industrial, military and commercial applications. Two of the most well known uses of the metal are for manufacturing rechargeable batteries and superalloys.

Over the long term, the United States Geological Survey has forecasted that possible disruptions to Cobalt supply could occur as many current Cobalt sources are in politically volatile regions where a constant supply of high-grade and economical Cobalt cannot be assured. If such events were to occur, Trio may be positioned to participate in addressing this potential supply issue.

Nickel

Nickel has been used for hundreds of years in combination with other metals for metal plating and coins, and is still chiefly used in the manufacture of metal alloys. Approximately 30% of the minerals known to contain the highest concentrations of Nickel are found in Ontario. Based on the mining industry statistics, Canada is one of the top three locations globally for mining Nickel.

e)	Recent development

Acquisition of TrioResources AG Inc.

On December 14, 2012, Trio Resources, Inc. (the “Parent”) entered into the Exchange Agreement with Ihar Yaravenka, the former principal shareholder of the Parent (the “Principal Shareholder”) and TrioResources AG Inc. in exchange for 2,130,000 common shares (the “ Share Exchange ”) of the Company, and the Principal Shareholder has agreed to surrender and cancel 1,500,000 common shares of the Parent, (the “Principal Shareholder Shares”) for $250,000.  As a result of the Share Exchange, the shareholders of TrioResources AG Inc. received 2,130,000 shares of Trio Resources Inc. and TrioResources AG Inc. became our wholly owned subsidiary. The Share Exchange was accounted for as a recapitalization, wherein TrioResources AG Inc. is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of TrioResources AG Inc. have been brought forward at their book value and no goodwill has been recognized.

On December 27, 2012, the Company filed a Certificate of Amendment of its Articles of Incorporation (the “Charter Amendment”) with the Secretary of State of Nevada to (1) change its name from Allied Technologies Group, Inc. to Trio Resources, Inc. (the “Name Change”) and (2) increase its total authorized shares of Common Stock, from 75,000,000 shares to 400,000,000 shares (the “Authorized Share Increase”). Additionally, as a condition to close the Share Exchange, our Board of Directors approved and authorized us to take the necessary steps to effect a forward stock split of the issued and outstanding shares of Common Stock, such that each lot of one (1) issued and outstanding share of Common Stock shall be automatically changed and converted into one hundred (100) shares of Common Stock, payable to all holders of record of the Common Stock as of December 31, 2012 (the “Forward Stock Split”).

Stairs Option/Joint Venture Agreement

On September 25, 2013, the Company entered into a Stairs Option/ Joint Venture Agreement with Teck Resources Limited , a corporation incorporated under the laws of Canada with an office at 3300 – 550 Burrard Street, Vancouver, British Columbia V6C 0B3 (the “Teck). The main features of the agreement are as follows:

•	Teck is the registered and beneficial owner of a 100% undivided leasehold interest (the “Teck Interest”) in the Stairs property located in Ontario;

•	Teck has agreed to grant the Company an option to acquire the Teck Interest, subject only to Teck’s right to reacquire or to earn back 65% of the interest in the property by incurring optional Expenditures equal to two times Trio’s Expenditures to date or completing a feasibility study (the “Back-in Right”) and the 2% smelter return royalty (the “NSR Royalty”) reserved to Teck, upon and subject to the terms and conditions as explained in the agreement; and

•	If Trio exercises the Option and Teck exercises its Back-in Right, then the NSR Royalty will be extinguished and Trio and Teck will participate as joint venture partners for any further exploration or, if deemed warranted, development of the Property upon the terms set out in this Agreement.

Under the Agreement, Teck has granted to the Company the sole, exclusive and irrevocable right and option (the “Option”) to earn, subject to Teck’s Back-in Right and the NSR royalty reserved out of the grant, which rights and royalty were reserved from the Option. The Company may exercise the Option by:

a)	Incurring an aggregate $1,500,000 in Expenditures as follows:

On or Before	Cumulative Expenditures
September 30, 2014	$300,000
September 30, 2015	$1,000,000
September 30, 2016	$1,500,000

The Expenditure of $300,000 due to be incurred on or before September  30, 2014 is a commitment, whereas the balance of the Expenditures are optional; and

b)	Issuing and delivering to Teck a further 25,000 Units (the “Second Units”) on completion of the Expenditures necessary to exercising the Option.

f)	Competition

We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties.  Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration.  This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

g)	Compliance with governmental regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our Property. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our Property if we identify the existence of minerals in commercially exploitable quantities. In addition, any changes in the areas of regulations as referred to in the risk factors or future new legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our Property.

h)	Employees

As at September 30, 2013, the Company has two full time and three part time employees consisting of excecutive officers and employees at the mine/mill site. The Company additionally employs the services of consultants and qualified third parties like professional geologists and mining engineers.

ITEM 1A.      RISK FACTORS

 An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline and you may lose all or part of your investment. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Risks Related to Our Business

Our properties contain no known reserves and we have not obtained a pre-feasibility study, feasibility study or other technical report. There can be no assurance that our properties contain any reserves or that we will ever commence mining operations, in which case our business, prospects and financial condition could be materially adversely affected.

We operate as an exploration and small-scale processing company in the province of Ontario, Canada. The properties that we have acquired are without known reserves. We currently undertake no mining operations and our proposed program is exploratory in nature. We have not obtained a “final” or “bankable” feasibility study or other technical report in respect of our properties. In this respect, we are not basing our production decisions on a pre-feasibility or feasibility study of mineral reserves which demonstrates our economic and technical viability. Moreover, there is a great amount of uncertainty as to the economic feasibility and viability of the estimated mineralized materials on our properties. Accordingly, there is increased uncertainty with regard to the specific economic and technical risks of failure associated with our production decisions. There can be no assurance that our properties contain any reserves, that we will ever commence mining operations, or that the mineralized materials on our property will be economically viable, in which case our business, prospects and financial condition could be materially adversely affected. The SEC does not permit companies in their filings with the SEC to disclose estimates other than mineral reserves. See the discussion above under the heading “Cautionary Note to U.S. Investors Concerning Estimates”.

We have limited operating history and there can be no assurance that we will be successful in our business plan and exploration.

We are a small processor and exploration company with limited operating history in the mineral exploration field. This factor makes it impossible to reliably predict future growth and operating results. Accordingly, we are subject to all the risks and uncertainties which are characteristic of a relatively new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks. We were organized in 2012, have not earned any significant revenues to date and have had only losses since our inception related to our drilling, milling, and exploration operations. Moreover, we commenced our milling operations and without a feasibility study or other technical report in respect of our properties, and in this respect, our production decisions are not based on a study or report which demonstrates our economic and technical viability. There is no history upon which to base any assumption as to the likelihood that our business will be successful, and there can be no assurance that we will be able to raise sufficient capital to continue operations, that we will generate significant operating revenues in the future or that we will ever be able to achieve profitable operations in the future. We face all of the risks commonly encountered by other businesses that lack an established operating history, including, but not limited to, the need for additional capital and personnel, and competition.

Our operations depend on our ability to continue to acquire certain additional equipment.

In order to ramp-up to full capacity at our mill, we will require additional products, equipment and materials, and will continue to require such assets in the course of our operations. Our working capital is currently limited, and there can be no assurance that we will obtain sufficient financing or cash flow from operations to acquire such assets. In addition, competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment, such as bulldozers, excavators and parts for the milling operation that we might need to conduct our operations. If we are unable to obtain the products, equipment and materials we need, we will have to suspend or limit our operations, which may adversely affect our business, prospects, operations, results of operations and financial condition.

Failure to generate sufficient cash flow from operations to fund our capital expenditure plans may result in a delay or indefinite postponement of exploration, development or production at our properties.

We require cash flow from operations or external financing to continue our operations and our exploration plans. The availability of financing capital is subject to general economic conditions and investor interest in the Company and its plans. The construction of an expanded mill, as well as continued exploration and, if viable, mining facilities, will require substantial capital expenditures. In addition, a portion of the Company’s future plans is directed to the search for, and the development of, new mineral deposits. The Company may be required to seek additional financing to maintain its expenditures at planned levels. The Company will also have additional capital requirements to the extent that it decides to expand its present milling operations and continue its exploration activities, and/or take advantage of other business opportunities that may arise. Financing may not be available when needed or, if available, may not be available on terms acceptable to the Company. Failure to obtain any financing necessary for the Company’s capital expenditure plans may result in a delay or indefinite postponement of exploration, development or production by the Company.

Our potential earnings are directly related to the market prices for various minerals.

Revenues from future sales, if any, of our mineralized materials and concentrates will depend on the market prices for various commodities, including silver, cobalt, and other materials which we may discover in our assets. The markets for each of these materials is highly volatile and is subject to various factors including political stability, general economic conditions and levels of demand, speculative trading, production costs in various producing regions and worldwide production levels. The aggregate effect of these factors is impossible to predict with accuracy. Fluctuations in the prices of these materials may materially adversely affect the Company’s prospects, financial condition and results of operations, and our development plans may be rendered uneconomic, delayed or suspended.

We will be required to replace materials depleted by production to maintain production levels over the long term on our properties.

We will be required to replace materials depleted by production to maintain production levels over the long term on our properties. Our exploration plans and future property acquisition plans are intended to address this replacement. Exploration is highly speculative in nature. Our exploration plans involve many risks and may be unsuccessful. Even if a site with mineralization is discovered and acquired, it may take several years, and substantial expenditures, from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. As a result, there is no assurance that current or future exploration programs will be successful. There is a risk that depletion of materials will not be offset by discoveries or acquisitions.

Exploration is highly speculative and risky and there can be no certainty of our successful development of profitable commercial mining operations.

The exploration and development of mineral properties involves significant risks that even a combination of careful evaluation, experience and knowledge may not eliminate. Exploration is highly speculative and often unsuccessful. Substantial expenditures are required to develop mineral reserves, develop metallurgical processes, and construct mining and processing facilities at a particular site. There can be no assurance that our current or future exploration will be successful or profitable. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; metals prices which are highly cyclical; drilling and other related costs that appear to be rising; and government regulations, including those related to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may have a material adverse effect on our business, prospects and financial condition.

We have relied and will continue to rely on independent analysis to evaluate our mineral claims and carry out our planned exploration activities.

We do not currently employ any geologists or engineers. We have relied and will continue to rely on independent geologists to engage in field work on our claim, to analyze our prospects, plan and carry out our exploration program, including an exploratory drilling program, and to prepare resource reports. While these geologists rely on standards established by various licensing bodies, there can be no assurance that their estimates or results will be accurate. Analyzing drilling results and estimating reserves or targeted drilling sites is not a certainty. Miscalculations and unanticipated drilling results may cause the geologists to alter their estimates. If this should happen, we may have devoted resources to areas where resources could have been better allocated, and as a result, our business could suffer.

It should further be stated that we are not basing our production decision on a pre-feasibility or feasibility study of mineral reserves, which demonstrate our economic and technical viability. Accordingly, there is increased uncertainty with regard to specific economic and technical risks of failure associated with our properties and production decisions.

There is substantial doubt as to whether we can continue as a going concern.

We had a working capital deficit of $1,391,729 and an accumulated deficit of $2,746,274 as of September 30, 2013.  These factors among others indicate that there is substantial doubt as to whether we may be able to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

Our proposed business plan involves the acquisition of additional mineral claims, for which we do not currently have the resources.

We currently do not have resources to fund acquisitions of additional mineral claims. We will need to monetize our existing claims or obtain additional financing to, among other things, fund any future exploration, mining and drilling projects that we attempt to undertake and for general working capital purposes. Any additional equity financing may be dilutive to our shareholders and any such additional equity securities may have rights, preferences or privileges that are senior to those of the common stock. Debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. We cannot assure you that additional funds will be available when and if needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. Our ability to obtain needed financing may be impaired by such factors as the condition of the capital markets, our capital structure, the lack of a market for our shares of common stock, and our lack of revenues and profitability, all of which could impact the availability or cost of future financings. If we are unable to raise capital or sufficient capital to meet our needs on acceptable terms or at all, we could forfeit our mineral property interests and/or reduce or terminate operations. In addition, and as is also disclosed in our financial statements, these matters raise substantial doubt about our ability to continue as a going concern.

Because our business involves numerous operating hazards, we may be subject to claims of a significant size, which would cost a significant amount of funds and resources to rectify. This could force us to cease our operations.

Our operations are subject to the usual hazards inherent in exploring for minerals, such as general accidents, explosions, chemical exposure and cratering. The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of the equipment involved and injury or death to personnel. Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any such contingency would require us to incur additional costs, which would adversely affect our business. In addition, milling operations are subject to various hazards, including, without limitation, equipment failure and failure of retaining dams around tailings disposal areas, which may result in environmental pollution and legal liability.

Damage to the environment could also result from our operations. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, provincial, state and local agencies. Failure to comply with these rules and regulations can result in substantial penalties. Our cost of doing business may be materially affected by the regulatory burden on the mineral industry. Although we intend to substantially comply with all applicable laws and regulations, because these rules and regulations frequently are amended or interpreted, we cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulations could expand and have a greater impact on future mineral exploration operations. Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the costs of which could harm our results of operations. We cannot be sure that our proposed business operations will not violate environmental laws in the future. In addition, we face potential exposure due to fines and currently unresolved removal obligations imposed by the Ontario Ministry of the Environment on the former owner of our site. If the former owner defaults on its obligations under this order we may face liabilities and expenses that may have a material adverse effect on our liquidity, financial condition and prospects. See also “Legal Proceedings” elsewhere in this report.

Our operations and properties are subject to extensive laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to health and safety. These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences; (ii) restrict the types, quantities and concentration of various substances that can be released in the environment in connection with exploration activities; (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former operations; and (v) impose substantial liabilities for pollution resulting from our proposed operations.

The exploration and development of mineral reserves are subject to all of the usual hazards and risks associated with such activities, which could result in damage to life or property, environmental damage, and possible legal liability for any or all damages. Difficulties, such as unusual or unexpected rock formations encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and information, and could delay our exploration program. Even though we are at liberty to obtain insurance against certain risks in such amounts we deem adequate, the nature of those risks is such that liabilities could exceed policy limits or be excluded from coverage. We do not currently carry insurance to protect against these risks and there is no assurance that we will obtain such insurance in the future. There are also risks against which we may be unable, or may elect not to insure. The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our financial position, future earnings, and/or competitive position.

We may not be able to compete with current and potential mining exploration and development companies, some of whom have greater resources and experience than we do in developing mineral reserves.

The natural resource market is intensely competitive, highly fragmented and subject to rapid change. Our business plan includes plans to acquire additional mineral claims in the future after we have raised sufficient additional financing and/or generated capital by monetizing our current interests and assets. However, we may be unable to obtain additional financing or monetize our current interests and assets, and, even if we are able to do so, we may be unable to compete successfully with our existing competitors or with any new competitors in acquiring additional assets. We will be competing with many exploration and development companies that have significantly greater personnel, financial, managerial and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

We are heavily dependent on our management and a loss of any member of our management, particularly J. Duncan Reid, our chief executive officer and chairman of the board, would be severely detrimental to our prospects.

We have a very limited management and number of employees. We are highly dependent on all members of our management, in particular Jeffrey Duncan Reid, our chief executive officer and chief financial officer and sole director. Our future performance will be substantially dependent on the continued services of our management and the ability to retain and motivate them. The loss of the services of any of our officers or directors, particularly those of Mr. Reid, would materially and adversely affect our business and operations. If he were to resign, there can be no assurance that we could replace him with qualified individuals in a timely or economic manner, if at all. At the present time, we do not maintain any “key-man” life insurance policies. Our inability to attract and retain capable leaders and key management and professional personnel could have a material adverse effect on our business, financial condition and/or results of operations.

Defective title to our assets could have a material adverse effect on our exploration and exploitation activities.

There are uncertainties as to title matters in the mining industry. We believe we have good title to our assets; however, any defects in such titles that cause us to lose our rights in these mineral properties would seriously jeopardize our planned business operations. We have investigated our rights to explore, exploit and develop our assets in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot guarantee that the title to or our rights to explore, exploit and develop our assets will not be challenged by third parties or governmental agencies. In addition, there can be no assurance that our assets are not subject to prior unregistered agreements, transfers or claims. Our title may be affected by undetected defects. A successful challenge to our title to our properties could result in our being unable to operate on our property as anticipated or being unable to enforce our rights with respect to our property which could have a material adverse effect on the Company.

At the present time we are unable to pay any dividends.

We have not paid any cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We anticipate that earnings, if any, which may be generated from operations will be used to finance our continued operations. Investors who anticipate the immediate need of cash dividends from their investment should refrain from purchasing any of our securities.

Risks Related to our Industry

The prices of natural resources are highly volatile and a decrease in metal prices can have a material adverse effect on our business.

The profitability of natural resource operations are directly related to the market prices of the underlying commodities. The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations in the metals market from the time exploration for a mine is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop a minerals property at a time when the price of the underlying metals make such exploration economically feasible and, subsequently, incur losses because metal prices have decreased. Adverse fluctuations of metals market prices may force us to curtail or cease our business operations.

The speculative price of natural resources may adversely impact commercialization efforts.

Exploration and production is highly speculative and involves numerous natural risks that may not be overcome by knowledge and experience. In particular, even if we are successful in mining silver and other deposits, for which no assurances can be given, the commercialization will be dependent upon the existing market price for gold and other minerals, among other factors. The market price of silver and other minerals has historically been unpredictable, and subject to wide fluctuations. The decline in the price of silver and other minerals could render a discovered property uneconomic for unpredictable periods of time.

Mining operations generally involve a high degree of risk.

Mining operations are subject to all the hazards and risks normally encountered in the exploration, development and production of base or precious metals, including unusual and unexpected geological formations, seismic activity, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Mining operations could also experience periodic interruptions due to bad or hazardous weather conditions and other acts of God. Milling operations are subject to hazards such as equipment failure or failure of retaining dams around tailing disposal areas, which may result in environmental pollution and consequent liability.

If any of these risks and hazards adversely affects our operations or our exploration activities, they may: (i) increase the cost of exploration to a point where it is no longer economically feasible to continue operations; (ii) require us to write down the carrying value of one or more mines or a property; (iii) cause delays or a stoppage in the exploration of minerals; (iv) result in damage to or destruction of mineral properties or processing facilities; and (v) result in personal injury, death or legal liability. Any or all of these adverse consequences may have a material adverse effect on our financial condition, results of operations, and future cash flows.

Increased insurance risk could negatively affect our business.

Insurance and surety companies may take actions that could negatively affect our proposed business, including increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral or covenants on surety bonds, reducing limits, restricting coverage, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these would adversely affect our ability in the future to obtain appropriate insurance coverage at reasonable costs which would have a material adverse effect on our business.

Our operations could be adversely affected by changes in mining laws related to royalties, net profit payments, land and mineral ownership.

Our operations could be adversely affected by changes in mining laws related to royalties, net profit payments, land and mineral ownership and similar matters. Major changes to the mining laws of the jurisdictions in which we own mining properties may be considered from time to time. If these legislative changes, which may relate to, among other things, environmental matters, reclamation, royalty fees or net profit payments, are enacted in the future, they could have a significant effect on the ownership, use, operation and profitability of mining claims that we own or hold, and any amendment to current laws and regulations governing our rights and obligations, including in respect of the payment of royalties, net profits interests, reclamation or similar amounts, in jurisdictions in which we have operations, could have a material adverse impact on our financial condition and/or results of operations.

Our operations are subject to permitting requirements.

Our operations are subject to licensing and permitting requirements which could require us to delay, suspend or terminate our operations. Our operations, including but not limited to any exploitation program, require permits from the Ontario provincial government. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration and/or exploitation, may be materially and adversely affected. Any unexpected delays or costs associated with the permitting process could delay the development or impede the operation of our assets, which could adversely impact our operations and profitability. Such licenses and permits are subject to change in various circumstances. Failure to comply with applicable laws and regulations may result in injunctions, fines, suspensions or revocation of permits and licenses, and other penalties. There can be no assurance that we have been or will be at all times in compliance with all such laws and regulations and with its licenses and permits or that we have all required licenses and permits in connection with our operations. We may be unable to timely obtain, renew or maintain in the future all necessary licenses and permits that may be required to explore and develop our property, commence construction or operation of milling facilities or to maintain continued operations that economically justify the cost.

We are subject to Canadian governmental regulations that may limit our operations, increase our expenses or subject us to liability.

Our operations are subject to Canadian laws, ordinances and regulations regarding, among other things:

·	Environmental matters, including the presence of hazardous or toxic substances;
·	Land preservation;
·	Health and safety; and
·	Zoning, land use and other entitlements.

In developing any project in Canada, we may be required to obtain the approval of numerous Canadian governmental authorities (and others) regulating matters such as:

·	Installation of utility services such as gas, electric, water and waste disposal;
·	Permitted land uses; and
·	The design, methods and materials used in the exploration and mining for previous metals and other minerals.

We may not now or in the future be in compliance with all regulatory requirements. If we are not in compliance with these regulatory requirements, we will be subject to penalties or forced to incur significant expenses to cure any noncompliance. In addition, some of the land that we could in the future acquire if we will at such time have the requisite resources and ability, may not have received planning approvals or entitlements necessary for planned or future development. Failure to obtain entitlements necessary for development on a timely basis or to the extent desired would adversely affect our business, results of operations, financial condition and future prospects.

Risks Related to our Shares of Common Stock

Our stock price may be volatile.

Our stock price may be volatile and as a result investors could lose all or part of their investment. In addition to volatility associated with over-the-counter securities in general, the value of any investment could decline due to the impact of any of the following factors upon the market price of our common stock:

·	Changes in the worldwide price for silver and other minerals;
·	Disappointing results from our exploration and drilling efforts;
·	Fluctuation in production costs that make exploration or milling uneconomical;
·	Unanticipated variations in grade and other geological problems;
·	Unusual or unexpected rock formations;
·	Failure to reach commercial production or producing at lower rates than those targeted;
·	Decline in demand for our common stock;
·	Downward revisions in securities analysts’ estimates or changes in general market conditions;
·	Investor perception of our industry or our company; and/or
·	General economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market price of securities has been highly volatile. These fluctuations are often unrelated to asset value and may have a material adverse effect on the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

Our Common Stock is quoted on the OTC Bulletin Board (the “OTCBB”) which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCBB, which is a significantly more limited trading market than the New York Stock Exchange or The NASDAQ Stock Market. The quotation of the Company’s shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCBB which may result in stock price volatility and inaccurate quote information.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

Our common stock is extremely thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Though our Common Stock is listed on the OTCBB, there is little to no market for our Common Stock. Investors may have to bear the economic risk of an investment in the Company for an indefinite period of time. Future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTCBB stocks and certain major brokerage firms restrict their brokers from recommending OTCBB stocks because they are considered speculative, volatile and thinly traded. The OTCBB market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for the Company’s common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock has been and may continue to be extremely limited and sporadic. As a result of such trading activity, the quoted price for the Company’s common stock on the OTCBB may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of the Company’s common stock and as a result, the market value of our common stock likely would decline.

In addition, the stock market in general, and the market for mining companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources. We may not have complied in the past with federal and/or state securities laws and regulations, which could potentially result in litigation, penalties and/or fines, other substantial costs and expenses and a substantial diversion of management’s attention and resources.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring subscribers email lists, or by establishing strategic relationships with targeted customers and vendor. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

We are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We will be subject to the SEC’s penny stock rules.

Since our Common Stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the Company’s stockholders to sell their shares of common stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our Common Stock only if it appreciates in value.

We have never declared or paid any cash dividends on our Common Stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of the Company’s Common Stock. As a result, the success of an investment in our Common Stock will depend upon any future appreciation in its value. There is no guarantee that our Common Stock will appreciate in value.

Certain provisions of Nevada law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

Certain provisions of Nevada State law could have the effect of making it more difficult or more expensive for a third party to acquire, or from discouraging a third party from attempting to acquire, control of the Company, even when these attempts may be in the best interests of our stockholders. For example, Nevada law provides that approval of a majority of the stockholders is required to remove a director, which may make it more difficult for a third party to gain control of the Company. This provision limits the power of minority shareholders.

Compliance with the reporting requirements of federal securities laws can be expensive.

As a public reporting company in the United States, we are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. In addition, we will incur substantial expenses in connection with the preparation of registration statements and related documents with respect to the registration of resale of the Common Stock.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of our Common Stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications required by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Investors could lose confidence in our financial reporting and this may decrease the trading price of our Common Stock.

Section 404 of the Sarbanes-Oxley Act (“SOX”) requires an annual assessment by management of the effectiveness of the Company’s internal control over financial reporting. The Company may fail to achieve and maintain the adequacy of its internal control over financial reporting as such standards are modified, supplemented, or amended from time to time, and the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404 of SOX. We have been assessing our internal controls to identify areas that need improvement. The acquisition of Trio may provide the Company with challenges in implementing the required processes, procedures and controls in its acquired operations. Acquired companies, such as Trio, may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by securities laws currently applicable to the Company. Failure to maintain an effective system of internal controls could harm the Company’s operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company’s Common Stock.

Our auditors are not required to issue a report on our internal control over financial reporting in our annual reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management is responsible for establishing and maintaining adequate internal control structures and procedures for financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related temporary SEC rules, we are not required to include a report of the Company’s registered public accounting firm on our internal control over financial reporting. We cannot be certain that if our auditors were required to perform an audit of our internal control over financial reporting, they would deliver their report without identifying areas for further attention or improvement, including material weaknesses.

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is highly volatile and could fluctuate in response to factors such as:

·	actual or anticipated variations in our operating results;
·	announcements of developments by us or our competitors;
·	the timing of IND and/or NDA approval, the completion and/or results of our clinical trials;
·	regulatory actions regarding our products;

·	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
·	adoption of new accounting standards affecting the our industry;
·	additions or departures of key personnel;
·	sales of the our Common Stock or other securities in the open market; and
·	other events or factors, many of which are beyond our control.

 The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and Company resources, which could harm our business and financial condition.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 100 King Street West, Suite 5600, Toronto, Ontario M5X 1C9.

Trio owns the Duncan Kerr Property (the “Property”), and has full rights and claims to the Property, which is comprised of the following parcels of land (and all structures and equipment on or associated with such parcels):

Property Parcel 1:

PT E. 1/2 OF N 1/2, LOT 3, CON 4, Coleman Township, District of Temiskaming, Ontario, Canada.

Patented Claim #1831NND

Property Parcel 2:

SW 1/4 OF N 1/2, LOT 3, CON 4, Coleman Township, District of Temiskaming, Ontario, Canada.

Patented Claim #3694NND

The Property is located approximately 3 km southeast of the town of Cobalt, Ontario in Coleman Township. A well maintained municipal road and power line service the Property. The Property is bounded by UTM NAD83 Z17T coordinates 365720E to 381170E and 5081510N to 5095375N. The Property consists of 2 contiguous mining patents totaling 38 ha (94 acres) in area. Trio holds both the surface and mineral rights to both of these claims.

The Duncan Kerr Property is located within the Cobalt Embayment in the Southern Province of the Canadian Shield. The oldest rocks on the Property are Archean mafic volcanics that have been intruded by several lamprophyre dykes. These rocks have been unconformably overlain by Proterozoic age Huronian sediments. A large south-southeast dipping Nipissing diabase sill intrudes the Archean mafic volcanics and Huronian sediments. This sill is part of a domed Nipissing diabase sheet that is also exposed to the north of the property and dips towards the north. Most of the silver deposits in the Cobalt Camp (>450Moz Ag) are located proximal to the Huronian-Archean unconformity and are spatially associated with the Nipissing diabase sills. Most of the historical production has been within 200m of the contacts of the diabase, making the geology on the Duncan Kerr Property a favorable setting for silver mineralization. This is supported by the historical production on the Property by the Kerr Lake and Lawson Mines that have combined produced estimates >30,000,000 oz of silver (Ag). (“Sabina, Ann P., 2000. Rocks and Minerals for the Collector: Cobalt-Belleterre-Timmins, Ontario and Quebec, GSC. Miscellaneous Report 57, 266 p.”; “Ontario Dept. of Mines, 1968, MRC No.10, Silver Cobalt Calcite Vein Deposits of Ontario, by A.O.Sergiades”, “http://www.mindat.org/article.php/1398/Exploring+Cobalt+The+Historic+Silver+Capital+of+Canada”)

In 2012, Trio had completed five (5) diamond drill holes to depths up to 187 feet. Also, several trenches, totaling 200m2in area, were completed using an excavator. Further, one trench was also blasted to expose mineralization that was outcropping at surface. All of the exploration work completed by Trio was exploratory in nature. At present, no known reserves are present on the Property.

The properties that we acquired have been previously mined intermittently from 1904 to the mid-1980’s. The last company to mine the property was Agnico Eagle Ltd. There remain open cuts on the property, which have been fenced, and there remain both the Muck Pile Tailings Pond which are also a result of the previous mining activity on the property. Agnico Eagle Ltd. has filed a Mine Closure Plan with the Province of Ontario. If Trio proceeds with mining activity it will be responsible for filing an updated Mine Closure Plan and for the costs associated with such Closure Plan, which may be significant. Trio’s plans for remediation of the site would coincide with the initiation of mining operations on our property. The remediation would is currently anticipated to include ensuring all access to open cuts is disabled through being fenced off; rehabilitating the Tailings Pond, which will include lining the bed of the pond with permanent non-penetrable material; as well as replacing existing piping to allow excess water to safely move to the polishing ponds. Trio is committed to ensuring that it complies with all regulations, and will work with the Ministry of Northern Development and Mines to ensure compliance in our remediation efforts. There is currently no plan to mine our property and not work, budgets or cost estimates have been prepared with respect to any remediation requirements.

On September 25, 2013, the Company entered into a Stairs Option/ Joint Venture Agreement with Teck Resources Limited , as described in more detail in ITEM 1: Business.

ITEM 3.  LEGAL PROCEEDINGS

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

On October 22, 2012, the previous owner of the property, 2023682 Ontario Inc., owned by Duncan Reid, was fined CDN$56,265 by the Ontario Ministry of the Environment under the Environmental Protection Act for failing to comply with a Court Order to remove specified waste materials from the mill site. Under the terms of the Order, 2023682 Ontario Inc. has until January 15, 2014 to pay the fines and to comply with the Court Order to remove the specified waste material and, in the interim, to ensure that there is no migration or discharge of these materials into the ground or water.  The liabilities and obligations with respect to this fine are with 2023682 Ontario Inc.  Nevertheless, the Company has obtained a contractual indemnity from 2023682 Ontario Inc. in respect of this matter and any related liabilities in the event that 2023682 Ontario Inc. does not duly satisfy its obligations and an agreement that 2023682 Ontario Inc. will hold harmless the Company for any fines, legal actions or penalties associated with this matter.  In addition, the Company has an agreement with 2023682 Ontario Inc. pursuant to which 2023682 Ontario Inc. has undertaken to dispose, at its cost, of the material as required in the court order within the specified time.  In the event that 2023682 Ontario Inc. defaults with respect to any of these obligations, the Company may be subject to liability and exposure, including the disposal of these materials, any interim discharge from these materials (which are not currently in a permitted tailings pond) and related fines. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations. There has been a Notice of Garnishment served against Trio Resources, Inc. in the amounts of $45,874 CAD and $47,863 USD in respect of a claim against the Company’s CEO in his other business ventures. Currently, the motion is returnable in January 2014 and hence, the management cannot assess the likelihood of any outcome.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

 PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

Our common stock is quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under symbol TRII.  Minimal trading has occurred through the date of this annual report. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Price range of common stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service.  These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal September 30, 2013
	High	Low

First Quarter (December 14*, 2012 – December 31, 2012)	$0.00	$0.00
Second Quarter (January 1, 2013 – March 31, 2013)	$1.05	$0.50
Third Quarter (April 1, 2013 – June 30, 2013)	$1.27	$0.05
Fourth Quarter (July 1, 2013 - September 30, 2013)	$1.27	$0.33

* The reverse merger took place on December 14, 2012. Stock prices are available subsequent to the first quarter ended December 31, 2012.

Holders

As at December 30, 2013, we had 41 stockholders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2013, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

Sale of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable to smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance sheet – As at September 30, 2013 and 2012

Cash/Bank indebtedness

At September 30, 2013 the Company had $10,830 of bank indebtedness as compared to cash of $8,086 as at September 30, 2012. The change from cash position in 2012 to bank indebtedness in 2013 is mainly due to cash flow issues and management efforts to raise financing to meet the working capital requirements.

Inventory

At September 30, 2012, the Company had an inventory balance of $1,770, purchased from a related party on June 15, 2012. The balance has been written off during the current year as management believes that the net realizable value of the inventory is very insignificant.

Prepaid expenses and other receivables

At September 30, 2013 the Company had $122,930 of prepaid expenses and other receivables as compared to $10,244 as at September 30, 2012. The increase of $112,686 during the current year mainly represents $99,687 unamortized prepaid expenses relating to a consulting agreement and $21,648 relating to commodity taxes receivables.

Loan receivable – related party and Patented claims

There is no change in the balance of loan from a related party in the amount of CDN 67,663 and patented claims of CAD 10,200. The variation in the balance as at September 30, 2013 as compared to September 30, 2012 reflects the foreign exchange effects.

Property and equipment

At September 30, 2013 the Company had $238,876 of net book value of property and equipment as compared to $115,796 as at September 30, 2012. The increase of $123,080 during the current year mainly represents purchase of mill equipments amounting to $127,243 during the fourth quarter of 2013 offset by the amortization expense of $14,250 for the year 2013.

Accounts payable and accrued liabilities

At September 30, 2013 the Company had $763,775 of accounts payable and accrued liabilities as compared to $62,675 as at September 30, 2012. The increase of $701,100 during the current year mainly represents outstanding invoices for the consultants, interest accrual on notes and other charges and accruals. The significant increase also reflects the Company’s aggressive growth strategy especially after the reverse merger which took place in December 2012. The Company is seeking various financing arrangements to meet the working capital requirements.

Loans payable

At September 30, 2013 the Company had $257,399 of loans payable as compared to $nil as at September 30, 2012. These loans are interest free and are obtained from a third party to meet the day to day working capital requirement of the Company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Draw down payable

The Company also entered into a one-year Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. As at September 30, 2013 the amount outstanding under the Draw Down Facility was $425,000.

Convertible note payable – related party

At September 30, 2013 the Company had $384,899 of convertible note payable to a related party as compared to $298,135 as at September 30, 2012. The increase of $86,764 represents accretion expense for the year. The note was issued on June 15, 2012 for a term of two years and carries interest at 3% per annum. This note is interest free for the first twelve months.

Convertible notes payable

At September 30, 2013 the Company had $966,363 of convertible notes payable as compared to $621,049 as at September 30, 2012. These notes have been issued under multiple funding arrangements with third party investors for a term of two years and carries interest at 10% per annum.

Statement of Operations – For the year ended September 30, 2013 and period ended from May 16, 2012 (inception) to September 30, 2012

Sales

Sales for the year ended September 30, 2013 were $219,385 whereas there were no sales in the previous year. Current year sales represents sale of screened and silver concentrate to two customers.

Expenses

Our expenses are classified primarily into the following categories.

•	Corporate expenses;
•	Exploration and development costs;
•	Interest expense; and
•	Depreciation

Corporate expenses and exploration and development costs

Corporate expenses and exploration and development costs for the year ended September 30, 2013 were $1,689,158 and $280,017 as compared to $295,064 and $165,813, respectively, for the previous period covering from May 16, 2012 (inception) to September 30, 2012. The significant increase in expenses in the current year as compared to the previous period is mainly due to the following two factors:

•	Current year expenses are for the whole year whereas previous period covered expenses from May 16, 2012 (inception) to September 30, 2012; and

•	The Company was operating as a private limited company from May 16, 2012 (inception) to December 14, 2012, when it became public through a reverse merger transaction. The increase in expenses is in line with the Company’s strategic growth model.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest expense and depreciation

Interest expense and depreciation for the year ended September 30, 2013 were $226,166 and $14,250 as compared to $14,563 and $3,594, respectively, for the previous period covering from May 16, 2012 (inception) to September 30, 2012. The significant increase in expenses in the current year as compared to the previous period is for the same reasons as explained under Corporate expenses and exploration and development costs above.

Liquidity and Capital Resources

At September 30, 2013, the Company had a working capital deficit of $1,391,729 compared to a working capital deficit of $42,575 as at September 30, 2012. The Company is actively seeking various financing operations to meet the working capital requirements.

To date we have relied on third parties to provide financing for our operations by way of convertible notes and other loans. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.  We will need capital to allow us to acquire additional properties to expand our exploration base. The Company anticipates that its future mill operations will generate positive cash flows in fiscal 2014 provided that it is successful in obtaining additional financing in the foreseeable future. The Company has negotiated a $500,000 Draw Down facility (Note 8) with Seagel Investments Corp. of which $425,000 has been drawn as at September 30, 2013. As disclosed in Note 13, on November 27, 2013, the Company entered into a Draw Down Facility in the amount of $335,000 with a lender of which the Company has obtained $50,000 at December 20, 2013. The Company is also pursuing additional financing facility that is expected to close during the second quarter of fiscal 2014. In addition we will need to provide the Company with working capital.  The amount and timing of capital required will depend on when we are able to conclude agreements either to purchase additional land and the associated patented claims and/or enter into licensing or other working relationships to allow the Company to have access to the largest mining asset base possible within the financial constraints of the Company. If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt.  There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

As at the September 30, 2013 and 2012, the outstanding convertible note from a related party and secured convertible notes under multiple funding arrangements with various third-party investors totaling $384,899 and $966,363, respectively. To date we have funded our operations through advances from a related party and from private third party lenders utilizing convertible notes and other loans. The details of the convertible notes outstanding as at September 30, 2013 are as follows:

Convertible note payable – related party ($384,899)

As of September 30, 2013, the Company has a convertible note payable of $485,300 (CDN $ 500,000) to 2023682 Ontario Inc. This note is due two years from the date of issue (June 15, 2012) and accrues interest at 3% per annum. The terms of the convertible notes specified that should the Company be successful in a ‘going public’ transaction it is convertible into common shares of the Company at the weighted average of the Company’s share price based on the average 5 day bid price, within 30 days of the Company going public. If there are no trades on any given day in the first 30 days after the Company’s stock begins to trade then the bid price will be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note is interest free for the first 12 months post-closing of the asset purchase, thereafter; it accrues interest at the rate of 3% per annum.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Loans payable:

Loan payable of $257,399 represent unsecured and interest free financing provided by a third party. These loans are repayable on demand.

Draw Down Loan Payable:

The Company also entered into a one-year Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. The Company may from time to time request draw downs on this convertible debt facility subject to the discretion of the lender. The term of the Draw Down Facility is for one year during which the Company may draw down up to $500,000.

At the maturity date, any outstanding principal and accrued interest shall be converted into a convertible note with an additional term of one (1) year as per agreement. Pursuant to the terms of this Draw Down Facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement. The Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied Technologies Group Inc. on December 14, 2012 the Company became public. The obligations under this facility have not been converted into common shares of the Company. As at September 30, 2013 the amount outstanding under the Draw Down Facility was $425,000.

Subsequent to year end and up to the date of this filing, none of the above notes or loans were either paid or converted into common stocks of the Company.

Convertible notes payable – third parties ($966,363)

The details of the convertible notes outstanding as at September 30, 2013 are as follows:

On September 30, 2012, the Company entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $266,445 (US $258,675), Siderion Capital Group Inc. in the amount of CDN $295,163 (US $286,415), and Seagel Investment Corp. in the amount of CDN $49,000 (US $47,559). Each of these September 30, 2012 convertible notes have a two (2) year term and have an interest rate of 10% per annum.

On October 31, 2012 the Company entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $7,000 (US $6,794), Siderion Capital Group Inc. in the amount of CDN $20,000 (US $19,412), Seagel Investment Corp. in the amount of CDN $2,500 (US $2,427), and Seagel Investment Ltd. in the amount of US $345,081 . Each of these October 31, 2012 convertible notes has a term of two (2) years and bears an interest rate of 10% per annum.

All of the convertible notes referred above may be converted, at any time at the option of the holder, into the common shares of TrioResources AG Inc., or in the event that Debtor goes public into the shares of the public company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

These convertible notes are secured against the assets of the Company’s subsidiary until the Company becomes publically traded and the convertible notes are converted to shares or the convertible notes are redeemed. All of the convertible notes and the Draw Down Facility remain outstanding and none have been converted to common shares.

The convertible notes may be repaid at any time without penalty or bonus. Subsequent to year end and up to the date of this filing, none of the above notes were either paid or converted into common stocks of the Company.

The total amount of interest in respect of these convertible notes that has been expensed for the year ended September 30, 2013 is $125,826 (2012: $14,563).

The proceeds will not be sufficient to develop our business planned capacity or to maximize our revenue potential and as a result we will require additional capital in the near term. We would also require capital to allow us to acquire additional properties adjacent to our property for a more efficient use of drilling equipment and provide for the potential of a more economical operation. In addition we will need to provide the Company with working capital. The amount and timing of capital required will depend on when we are able to enter into one or more agreements with refiners or other off-takers and where we are able to enter into agreements either to purchase additional land and the associated patented claims and/or enter into licensing or other working relationships to allow Trio to have access to the largest land asset base as possible within the financial constraints of the Company. If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt. There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

Subsequent event:

On November 27, 2013, the Company entered into a Draw Down Facility with JMJ Financial for a principal sum of $335,000 plus accrued and unpaid interest and any other fees. The consideration is $300,000 payable by wire with an original issue discount of $35,000. The lender shall pay $50,000 of principal upon closing of this note. The lender may pay additional consideration to the Company at its sole discretion. The maturity date is two years from the effective date of each payment. If the Company repays the principal within 90 days from the effective date of the payment, the interest rate will be zero percent. A one time 12% interest will be charged if the Company does not repay within 90 days. The conversion price is the lesser of $0.10 or 60% of the lowest trade price in the 25 trading days prior to conversion with additional discounts ranging from 5% to 30% contingent on method of delivery and deposit of share converted. JMJ Financial will not convert any amount resulting in an ownership of more than 4.99% of common stock outstanding.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Consolidated Financial Statements

September 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Trio Resources, Inc. (formerly, Allied Technologies Inc.):

We have audited the accompanying consolidated balance sheets of Trio Resources, Inc. and its subsidiary (“the Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the year ended September 30, 2013 and the periods from May 16, 2012 (inception) to September 30, 2012, and to September 30, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for the year ended September 30, 2013 and for the periods from May 16, 2012 (inception) to September 30, 2012, and to September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has significant operating losses, is in the exploration stage with no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

December 27, 2013	Chartered Professional Accountants
Toronto, Ontario	Licensed Public Accountants

ACCOUNTING › CONSULTING › TAX
300 – 111 RICHMOND STREET W, TORONTO, ON M5H 2G4
1.877.251.2922 P: 416.596.1711 F: 416.596.7894 mnp.ca

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in United States Dollar)

	As at	As at
	September 30,	September 30,
	2013	2012
	$	$
CURRENT ASSETS
Cash	—	8,086
Inventory	—	1,770
Prepaid expense and other receivables (Note 4)	122,930	10,244
Total current assets	122,930	20,100

Loan receivable - related party	65,673	68,820
Patented claims (Notes 3 and 9)	9,900	10,374
Property and equipment (Note 3)	238,876	115,796
TOTAL ASSETS	437,379	215,090

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness	10,830	—
Accounts payable and accrued liabilities	763,775	62,675
Loans payable (Note 7)	257,399	—
Convertible notes payable (Note 10)	482,655	—
Total current liabilities	1,514,659	62,675

Draw down loan payable (Note 8)	425,000	—
Convertible note payable - related party (Note 9)	384,899	298,135
Convertible notes payable (Note 10)	483,708	621,049
TOTAL LIABILITIES	2,808,266	981,859

STOCKHOLDERS' DEFICIENCY
Authorized:
400,000,000 common stock, no par value
Issued and outstanding:
338,650,000 common stock as at September 30, 2013 (September 30, 2012 : 213,000,000 common stock) - (Note 4)	338,650	213,000
Excess of purchase price over net asset value (Notes 6 and 9)	(299,105)	(299,105)
Additional paid-in capital	312,683	—
Accumulated other comprehensive income (loss)	23,159	(10,296)
Deficit accumulated during the exploration stage	(2,746,274)	(670,368)
Total stockholders' deficiency	(2,370,887)	(766,769)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	437,379	215,090

Related party transactions (Note 6)

See accompanying notes

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States Dollar)

		Period from	Cumulative from
	Year ended	May 16, 2012	May 16, 2012
	September 30,	(inception) to	(inception) to
	2013	September 30, 2012	September 30, 2013
	$	$	$

REVENUE	219,385	—	219,385

EXPENSES
Corporate expenses	1,689,158	295,064	1,984,222
Exploration and development costs	280,017	165,813	445,830
Interest expense	226,166	14,563	240,729
Depreciation	14,250	3,594	17,844
Total expenses	2,209,591	479,034	2,688,625

Net loss for the year/period before income taxes	(1,990,206)	(479,034)	(2,469,240)

Income taxes	—	—	—
NET LOSS FOR THE YEAR/PERIOD	(1,990,206)	(479,034)	(2,469,240)

Foreign currency translation adjustment	33,455	(10,296)	23,159
COMPREHENSIVE LOSS	(1,956,751)	(489,330)	(2,446,081)

Loss per share, basic and diluted	(0.0062)	(0.0023)

Weighted average number of common stock outstanding, basic and diluted	317,729,861	213,000,000

See accompanying notes

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Deficiency

(Expressed in United States Dollar)

				Excess of		Deficit
				purchase	Accumulated	accumulated
			Additional	price over	other	during the
	Common stock		paid-in	net aset	comprehensive	exploration
	Shares	Amount	capital	value	(loss) income	stage	Total
		$	$	$	$	$	$
May 16, 2012 (inception) issuance	213,000,000	213,000	—	—	—	(191,334)	21,666

Excess of purchase price over net asset value	—	—	—	(299,105)	—	—	(299,105)

Cumulative translation adjustment	—	—	—	—	(10,296)	—	(10,296)

Net Loss for the period	—	—	—	—	—	(479,034)	(479,034)

As at September 30, 2012	213,000,000	213,000	—	(299,105)	(10,296)	(670,368)	(766,769)

Acquisition of Allied Technologies Group, Inc. (Note 1)	109,000,000	109,000	—	—	—	(85,700)	23,300

Issuance of shares re: consulting agreement (Note 1)	16,650,000	16,650	312,683	—	—	—	329,333

Cumulative translation adjustment	—	—	—	—	33,455	—	33,455

Net Loss for the year	—	—	—	—	—	(1,990,206)	(1,990,206)

As at September 30, 2013	338,650,000	338,650	312,683	(299,105)	23,159	(2,746,274)	(2,370,887)

Note 1: The forward stock Split for previously issued common shares resulted in negative Additional Paid-In Capital. This has been charged to Accumulated Deficit as an Appropriation of Capital. The forward stock split has been accounted for on a retrospective basis.

See accompanying notes

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in United States Dollar)

		Period from	Cumulative from
	Year ended	May 16, 2012	May 16, 2012
	September 30,	(inception) to	(inception) to
	2013	September 30, 2012	September 30, 2013
	$	$	$
OPERATING ACTIVITIES
Net loss for the year/period	(1,990,206)	(479,034)	(2,469,240)

Depreciation	14,250	3,594	17,844
Stock based payment for services	229,546	—	229,546
Accretion expense on convertible note payable - related party	101,855	—	101,855
Net change in non-cash working capital balances:
Prepaid expense and other receivables	(13,640)	(10,023)	(23,663)
Accounts payable and accrued liabilities	713,379	61,320	774,699
Cash used in operating activities	(944,816)	(424,143)	(1,368,959)

INVESTING ACTIVITIES
Purchase consideration (Note 6)	—	(99,510)	(99,510)
Loan receivable - related party	—	(67,331)	(67,331)
Purchase of Property and equipment	(144,570)	(30,129)	(174,699)
Cash used in investing activities	(144,570)	(196,970)	(341,540)

FINANCING ACTIVITIES
Increase in bank indebtedness	10,988	—	10,988
Issuance of common stock	—	21,196	21,196
Convertible notes payable	379,146	607,615	986,761
Loans payable including draw down loan payable	692,319	—	692,319
Cash provided by financing activities	1,082,453	628,811	1,711,264

Net decrease in cash during the year/period	(6,933)	7,698	765
Effect of foreign currency translation	(1,153)	388	(765)
Cash, beginning of the year/period	8,086	—	—
Cash, end of year/period	—	8,086	—

Non cash financial activities (Note 6)
Increase in convertible note payable - related party	298,135	—	298,135
Non-cash investing and financing activities	(299,105)	—	(299,105)
	(970)		(970)

See accompanying notes

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

1. Organization, Nature of Business, Management Plans and Going Concern

Organization and Nature of Business

Trio Resources, Inc. (the “Company”, “Trio Resources” or Trio Resouces, Inc. and its subsidiary), formerly Allied Technologies Group, Inc. (“Allied”) was incorporated in the state of Nevada on September 22, 2011.

On December 14, 2012 Allied entered into a transaction (the “Share Exchange”), pursuant to which Trio Resources, Inc. acquired 100% of the issued and outstanding equity securities of TrioResources AG Inc. (“Trio”), which became its wholly owned subsidiary. As a result of the Share Exchange, Trio Shareholders became the controlling shareholders of the Trio Resources, Inc., owning an aggregate of 66.15% of the issued and outstanding shares of Common Stock. The acquisition was accounted for as a recapitalization using accounting principles applicable to reverse acquisitions whereby the consolidated financial statements subsequent to the date of the acquisition are presented as a continuation of TrioResources AG Inc. Under reverse acquisition accounting TrioResources AG Inc. (legal subsidiary) will be treated as the accounting parent (acquirer) and Trio Resources, Inc. (legal parent) will be treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the reverse acquisition, which includes one for one issuance of Trio Resources, Inc. shares to the TrioResources AG Inc. shareholders.

Under the terms of the Share Exchange, the former sole director, officer, and principal shareholder of Trio Resources, Inc. (the “Principal Shareholder”), cancelled all 1,500,000 shares of Common Stock that he owned, which constituted 57.9% of the issued and outstanding shares of Common Stock prior to the Share Exchange.

Trio Resouces, Inc. and its subsidiary (“the Company”) has filed a Certificate of Amendment of its Articles of Incorporation (the “Charter Amendment”) with the Secretary of State of Nevada to (1) change its name from Allied Technologies Group, Inc. to Trio Resources, Inc. (the “Name Change”) and (2) increase its total authorized shares of Common Stock, from 75,000,000 shares to 400,000,000 shares (the “Authorized Share Increase”). Additionally, as a condition to close the Share Exchange, the Company’s Board of Directors approved and authorized the Company to take the necessary steps to effect a forward stock split of the issued and outstanding shares of Common Stock, such that each lot of one (1) issued and outstanding share of Common Stock shall be automatically changed and converted into one hundred (100) shares of Common Stock, payable to all holders of record of the Common Stock as of December 31, 2012 (the “Forward Stock Split”).

The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Trio is considered the acquirer for accounting and financial reporting purposes. The effective date of the Share Exchange Agreement is December 14, 2012 and all of the necessary accounting adjustments were fully reflected in these consolidated financial statements.

The Company is considered to be an Exploration Stage company as defined under SEC Guide 7 (a) (4) (i) Description of Property by Issuers Engaged or to be Engaged in Significant Mining. The Company’s principal business is the exploration of mineral resources on the Company’s existing property and any new properties it may acquire and processing of mineralized material on its property.

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

1.	Organization, Nature of Business, , Management Plans and Going Concern (continued)

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception on May 16, 2012 to September 30, 2013, the Company has not generated significant revenue and has incurred accumulated losses of $2,469,240. As at September 30, 2013, the Company has a working capital deficiency of $1,391,729 and has accumulated deficit during the exploration stage of $2,746,274. To date, the Company has not generated positive cash flows from operations and has primarily relied upon debt and equity financing from third parties and related parties to finance its operations. The Company anticipates that its future mill operations will generate positive cash flows in fiscal 2014 provided that it is successful in obtaining additional financing in the foreseeable future. The Company has negotiated a $500,000 Draw Down facility (Note 8) with Seagel Investments Corp. of which $425,000 has been drawn as at September 30, 2013. As disclosed in Note 13, on November 27, 2013, the Company entered into a Draw Down Facility in the amount of $335,000 with a lender of which $50,000 has been obtained as at December 20, 2013. The Company is also pursuing additional financing. However, there can be no assurance that the additional financing shall be available on terms or conditions acceptable to the Company. These factors raise substantial doubt about its ability to continue as a going concern. No adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the consolidated financial statements, which could be material if the current business plan is not successful and when the Company is not able to continue as a going concern.

Acquisition

On December 14, 2012, Trio Resources, Inc. (formerly Allied Technologies Group, Inc. – incorporated on September 22, 2011) entered into a transaction (the “Share Exchange” agreement), pursuant to which it acquired 100% of the issued and outstanding equity securities of TrioResources AG Inc., which became its wholly owned subsidiary. Part of the consideration was a payment of $250,000, which was expensed during the year, to Ihar Yaravenka, the former, sole officer, director and controlling shareholder for him to surrender and cancel 1,500,000 shares of common stock in Trio Resources, Inc. As at the close of the Share Exchange, Allied Technologies Group Inc. had no assets or liabilities and it was a public shell company.

TrioResources AG Inc. was incorporated on May 16, 2012 under the laws of the province of Ontario, Canada, is headquartered in Toronto, Ontario, Canada. This Company is an exploration stage company intending to focus on exploration, milling, and processing of mineralized material located on its property.

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

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

1.	Organization, Nature of Business, Going Concern and Management Plans (continued)

The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein TrioResources AG Inc. is considered the acquirer for accounting and financial reporting purposes.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and are expressed in US dollars. The consolidated financial statements of the Company include the consolidated financial statements of Trio Resources, Inc. and its subsidiary, TrioResources AG Inc. Inter-company balances and transactions have been eliminated upon consolidation.

The Company is considered to be in the exploration stage as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company has devoted substantially all of its efforts to business planning and development by means of raising capital for operations. The Company has also not realized any significant revenues. Among the disclosures required by ASC 915 are that the Company's consolidated financial statements be identified as those of an exploration stage company, and that the consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The Company’s fiscal year-end is September 30. The Company’s functional currency is Canadian (“CDN”) dollars. The Company’s reporting currency is the U.S. dollar. Assets and liabilities are translated into the U.S. dollar using the exchange rates at each balance sheet date. Revenue and expenses are translated at average rates prevailing during the reporting period. Stockholders’ equity is translated at historical rates. Adjustments resulting from translating the consolidated financial statements into the U.S. dollar are recorded as a separate component of accumulated other comprehensive loss in the statements of stockholders’ deficiency.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates may include those pertaining to valuation of inventories, stockpiles and mineralized material, the estimated useful lives and valuation of plant and equipment, mineral rights, deferred tax assets, convertible debt notes, derivative liabilities, reclamation liabilities, stock-based compensation and payments, going concern assumption assessment and contingent liabilities. Actual results could materially differ from those estimates.

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

2.	Summary of Significant Accounting Policies (continued)

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its consolidated statement of operations and comprehensive loss. Comprehensive income comprised equity except for those transactions resulting from investments by owners and distribution to owners.

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

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

2.	Summary of Significant Accounting Policies (continued)

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

Mining Rights

The Company has determined that its patented mining claims meet the definition of a mineral resource asset, as defined by accounting standards, and are tangible assets. As a result, the costs of mining assets are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are not limited by time. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the year ended September 30, 2013, the Company did not record any impairment charges.

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

Recoverability of long lived assets is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management believes no impairment exists as of September 30, 2013.

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

2.	Summary of Significant Accounting Policies (continued)

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standard Codification 740, Income Taxes ("ASC 740"), on a tax jurisdictional basis. The Company files income tax returns in the United States and its subsidiary files income tax returns in Canada and the Province of Ontario.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts using enacted tax rates and laws in effect in the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized. The Company assesses the likelihood of the financial statement effect of a tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date. The Company is subject to examination by taxing authorities in jurisdictions such as the United States and Canada. Management does not believe that there are any uncertain tax positions that would result in an asset or liability for taxes being recognized in the accompanying consolidated financial statements. The Company recognizes tax-related interest and penalties, if any, as a component of income tax expense.

ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At September 30, 2013 and 2012, the Company has not taken any tax positions that would require disclosure under ASC 740. FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At September 30, 2013 and 2012, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

2.	Summary of Significant Accounting Policies (continued)

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

Equipment and buildings consist of the following:

	September 30, 2013	September 30, 2012

Equipment	$224,067	$102,417
Less accumulated depreciation	14,057	3,083
Net equipment	210,010	99,334

Buildings	32,363	16,973
Less accumulated depreciation	3,497	511
Net buildings	28,866	16,462

Net property and equipment	$238,876	$115,796

Depreciation expense was $14,250 and $3,594 for the year ended September 30, 2103 and period ended September 30, 2012, respectively.

Equipment and buildings are depreciated on a straight line basis, once they are put in use, over their estimated useful lives:

•	Equipment 15 years; and

•	Buildings 20 years.

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

Patented Claims:

At September 30, 2013, the Company also has mining property patent claims of $9,900. These patent claims provide the Company with mining rights to certain land located in Coleman Township, District of Temiskaming, Ontario, Canada. On February 4, 2013 the Company made its first shipment of mineralized material for refining.

The patented claim was purchased in May 2012, in a related party transaction at CDN$10,200 (4,000MT of concentrate and book value of related party).  No amortization has been charged since the date of purchase as amortization is based on units of production and the Company’s production volume up to September 30, 2013 is very insignificant.

4.	Stockholders’ Deficit:

The Company’s authorized capital consists of 400,000,000 shares of common stock. At September 30, 2013, there were 338,650,000 shares of common stock issued and outstanding (September 30, 2012 - 213,000,000). (See Note 1 - Acquisition).

Pursuant to a consulting agreement entered into with Seagel Investments Corp., the Company issued Seagel Investments Corp., 16,100,000 common shares which were valued at $26,833, being the fair value of the common shares. The Company recorded this amount as a consulting expense in the year ended September 30, 2013.

During the year ended September 30, 2013 the Company entered into two consulting agreements which required the issuance of shares as part of the consideration. The Company issued a total of 550,000 common shares to satisfy the terms of these contracts valued at $302,500, of which $202,813 was expensed during the year ended September 30, 2013, and $99,687 has been included in prepaid expenses and other receivables balance as of September 30, 2013. The remaining value of the share-based considerations will be amortized over the term of the respective agreements as services are performed. The first contact is for a 24 month term for 250,000 common shares issued for a total value of $137,500. The second contract is for a 6 month term for 300,000 common shares issued for a total value of $165,000. Both contracts were signed at the beginning of January 2013.

Effective December 31, 2012 the number of shares outstanding were forward-split 100 shares for each share of record prior to the split (“Stock Split”). After the Stock Split, the total amount of the common shares outstanding was 338,650,000 as of September 30, 2013.

As of September 30, 2013, the total outstanding common shares of 338,650,000 comprise of 229,100,000 restricted shares and 109,550,000 non-restricted shares.

The restricted shares have been issued to various parties through private placement, as start-up capital or as consideration for professional services under the terms and conditions agreed with each party. These restricted shares will be available for sale under SEC Rule 144 when the conditions have been met regarding the holding period, trading volume formula and restrictive legends.

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

5.	Earnings (Loss) Per Share (“EPS”):

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The weighted average number of shares outstanding for the year and period ended September 30, 2013 and 2012 were 317,729,861 and 213,000,000, respectively.

6.	Related Party Transactions:

On June 15, 2012, the Company purchased certain assets from 2023682 Ontario Inc., a related party in which the Company’s CEO was the sole director of 2023682 Ontario Inc. The value of the assets purchased by the Company was carried over at the historical carrying amounts that were recorded by the related party. The purchase consideration consisted of cash of CDN $100,000 ($99,510) and a promissory note in the amount of CDN $500,000 ($485,300 - see Note 7). Because the purchase was from a commonly controlled related party, the excess of the purchase price over the carrying value of the assets purchased has been reflected as a deduction against Stockholders’ Deficit, equivalent to a distribution of equity to the stockholder. The assets purchased and consideration given is as follows:

$
Property and equipment	88,596
Patented claims	10,374
Inventory	1,770
Total assets purchased	100,740

Purchase price	(610,260)

Discount on note payable (Note 7)	210,415

Deductions in shareholders' deficiency	(299,105)

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

Consulting fees paid to Mr. J. Duncan Reid (Director) for the year ended September 30, 2013 were $39,300 (2012: $95,394).

As at September 30, 2013, the Company had advanced to 2023682 Ontario Inc. $65,673 (September 30, 2012 - $68,820). The amount is unsecured, non-interest bearing and is recorded as a loan receivable with no specific terms of repayment.

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

7.	Loans payable:

Loan payable represent unsecured and interest free financing provided by a third party. These loans are repayable on demand.

8.	Draw Down Loan Payable:

The Company also entered into a one-year Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. The Company may from time to time request draw downs on this convertible debt facility subject to the discretion of the lender. The term of the Draw Down Facility is for one year during which the Company may draw down up to $500,000.

At the maturity date, any outstanding principal and accrued interest shall be converted into a convertible note with an additional term of one (1) year. Pursuant to the terms of this Draw Down Facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement. The Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied Technologies Group Inc. on December 14, 2012 the Company became public. The obligations under this facility have not become convertible into common shares of the Company. As at September 30, 2013 the amount outstanding under the Draw Down Facility was $425,000 and have not become convertible into common shares of the Company.

9.	Convertible Note Payable – related party:

As of September 30, 2013, the Company has a convertible note payable of $485,300 (CDN $ 500,000) to 2023682 Ontario Inc. This note is due two years from the date of issue (June 15, 2012) and accrues interest at 3% per annum. The terms of the convertible notes specified that should the Company be successful in a ‘going public’ transaction it is convertible into common shares of the Company at the weighted average of the Company’s share price based on the average 5 day bid price, within 30 days of the Company going public. If there are no trades on any given day in the first 30 days after the Company’s stock begins to trade then the bid price will be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note is interest free for the first 12 months post-closing of the asset purchase, thereafter; it accrues interest at the rate of 3% per annum.

This note was discounted resulting in an effective interest rate of 27%. As a result, a $210,415 discount to the note was recorded which is being amortized to as accretion expense over the term of the note. The Company completed its going public transaction and became public on December 14, 2012, the first trades took place on January 11, 2013 at $0.55 per share; however, the holder has not requested for conversion into shares.

Accretion expense of $101,855 (CDN $103,438) has been recognized during the year ended September 30, 2013, which is included in interest expense in the consolidated statements of operations.

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

10.	Convertible Notes Payable:

The total convertible notes of $966,363 issued and outstanding as at September 30, 2013 are classified as current ($482,655) and non-current ($483,708) in accordance with their terms of maturity.

The details of the convertible notes outstanding as at September 30, 2013 are as follows:

On September 30, 2012, the Company entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $266,445 (US $258,675), Siderion Capital Group Inc. in the amount of CDN $295,163 (US $286,415), and Seagel Investment Corp. in the amount of CDN $49,000 (US $47,559). Each of these September 30, 2012 convertible notes have a two (2) year term and have an interest rate of 10% per annum.

On October 31, 2012 the Company entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $7,000 (US $6,794), Siderion Capital Group Inc. in the amount of CDN $20,000 (US $19,412), Seagel Investment Corp. in the amount of CDN $2,500 (US $2,427), and Seagel Investment Ltd. in the amount of US $345,081 . Each of these October 31, 2012 convertible notes has a term of two (2) years and bears an interest rate of 10% per annum.

All of the convertible notes referred above may be converted, at any time at the option of the holder, into the common shares of TrioResources AG Inc., or in the event that Debtor goes public into the shares of the public company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement.

These convertible notes and Drawn Down Loan Payable are secured against the assets of the Company’s subsidiary until the Company becomes publically traded and the convertible notes are converted to shares or the convertible notes are redeemed. All of the convertible notes and the Draw Down Facility remain outstanding and none have been converted to common shares.

The convertible notes may be repaid at any time without penalty or bonus. Subsequent to year end and up to the date of this filing, none of the above notes were either paid or converted into common stocks of the Company.

The total amount of interest in respect of these convertible notes that has been expensed for the year ended September 30, 2013 is $125,826 (2012: $14,563).

11.	Commitment:

On September 25, 2013, the Company entered into a “Stairs Option/Joint Venture Agreement (the “Agreement”) with Teck Resources Limited (“Teck”), a corporation incorporated under the laws of Canada. Teck is the registered and beneficial owner of a 100% undivided leasehold interest (the “Teck Interest”) in the Stairs property located in Ontario (the “Property”).

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

11.	Commitment: (continued)

Teck has agreed to grant the Company an option to acquire the Teck Interest, subject only to the Back-in Right and the NSR royalty reserved to Teck, upon and subject to the terms of the Agreement. If the Company exercises the Option and Teck exercises its Back-in Right, then the NSR Royalty will be extinguished and Trio and Teck will participate as joint venture partners for any further exploration or, if deemed warranted, development of the Property upon the terms set out in the Agreement.

In consideration for the grant of the Option, the Company shall issue 75,000 Units (the “First Units”), to Teck within 10 days of execution of the Agreement. Each “Unit” (First Units and Second Units) shall be comprised of one common share in the capital of the Company (a “Share”) and one non-transferable share purchase warrant (a “Warrant”). Each Warrant that comprises the First Units shall entitle Teck to purchase one Share for a period of 24 months from the date of issue of the First Units at the price per common share equal to $0.60. The terms and conditions which govern the Warrants will be referred to on the certificates representing the Warrants, the terms of such certificates to be acceptable to Teck, acting reasonably, and will contain, among other things, anti-dilution provisions. Each Warrant that comprises the Second Units shall be exercisable for a period of 24 months from the date of issue of the Second Units at a price per share equal to $0.75.

Under the Agreement, Teck has granted to the Company the sole, exclusive and irrevocable right and option (the “Option”) to earn, subject to Teck’s Back-in Right and the NSR royalty reserved out of the grant, which rights and royalty were reserved from the Option. The Company may exercise the Option by:

c)	Incurring an aggregate $1,500,000 in Expenditures as follows:

On or Before	Cumulative Expenditures
September 30, 2014	$300,000
September 30, 2015	$1,000,000
September 30, 2016	$1,500,000

The Expenditure of $300,000 due to be incurred on or before September  30, 2014 is a commitment, whereas the balance of the Expenditures are optional; and

d)	Issuing and delivering to Teck a further 25,000 Units (the “Second Units”) on completion of the Expenditures necessary to exercising the Option.

Upon the Company expending an aggregate of $1,500,000 in Expenditures and satisfying the other obligations under the Agreement, the Company shall forthwith provide Teck Notice (the “Option Expenditure Notice”), which shall include a statement in reasonable detail evidencing such Expenditures and a technical report on the results obtained from such Expenditures. On the date on which the Option Expenditure Notice is delivered, the Company will have exercised the Option and earned the Teck Interest subject to the Back-in Right and NSR royalty. As of such date, the Property shall be held in trust by Teck for the Company and, forthwith upon the Company exercising the Option unless Teck delivers the Back-in Notice, Teck will forthwith take all necessary steps to transfer registered title to the Company. If the Company has not incurred the requisite Expenditures as noted above, the Company may pay in cash to Teck, within 30 days of the listed due date, the amount of the deficiency and such amount shall thereupon be deemed to have been Expenditures duly and timely incurred by the Company.

As at the date of this filing, neither any Units were issued nor any Expenditure was incurred by the Company.

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

12.	Income Taxes:

Income tax:

Reconciliation of the statutory tax rate of 34% (2012 - 26.5%) and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statement of operations and comprehensive loss is as follows:

	September 30,	September 30,
	2013	2012
	$	$

Net loss for the year/period before income taxes	1,990,206	479,034

Expected income tax recovery	(676,670)	(126,944)
Impact of tax rate differences in foreign jurisdictions	144,761	-
Tax rate changes and other adjustments	58,608	-
Other permanent differences	1,611	(3,297)
	(471,690)	(130,241)
Change in valuation allowance	471,690	130,241
Income tax expense for the year/period	-	-

Deferred tax

The following table summarizes the significant components of deferred tax:

Deferred tax assets
Net operating loss carry forwards	543,575	83,957
Exploration and development costs	141,255	66,926
Property and equipment	82,230	77,977
Inventory	-	34,031
Total deferred tax assets	767,060	262,891

Deferred tax liabilities
Convertible note payable	(28,768)	-
Total deferred tax liabilities	(28,768)	-

Change in valuation allowance	(738,292)	(262,891)
Net deferred tax asset (liability)	-	-

No deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not more likely than not to be realized. On June 15, 2012, the company acquired assets, as discussed in note 3. This acquisition resulted in a deferred tax asset of $132,650, the realization of which is not more likely than not. Consequently, a valuation allowance has been applied to the deferred tax asset acquired.

Trio Resources, Inc. (formerly Allied Technologies Inc.)

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

12.	Income Taxes: (continued)

The Company's net operating loss carry forwards expire as follows:

	September 30,	September 30,
	2013	2012
	$	$

2032	326,323	-
2033	1,527,956	70,970
	1,854,279	70,970

13.	Subsequent Events:

On November 27, 2013, the Company entered into a Draw Down Facility with JMJ Financial for a principal sum of $335,000 plus accrued and unpaid interest and any other fees. The consideration is $300,000 payable by wire with an original issue discount of $35,000. The lender shall pay $50,000 of principal upon closing of this note. The lender may pay additional consideration to the Company at its sole discretion. The maturity date is two years from the effective date of each payment. If the Company repays the principal within 90 days from the effective date of the payment, the interest rate will be zero percent. A one time 12% interest will be charged if the Company does not repay within 90 days. The conversion price is the lesser of $0.10 or 60% of the lowest trade price in the 25 trading days prior to conversion with additional discounts ranging from 5% to 30% contingent on method of delivery and deposit of share converted.

JMJ Financial will not convert any amount resulting in an ownership of more than 4.99% of common stock outstanding.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, our chief executive officer and chief financial officer each concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this valuation, segregation of duties & maintenance of current accounting records have been identified as material weaknesses in internal control over financial reporting. Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting has material weaknesses at September 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes during the year ended September 30, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Positions and Offices Held
J. Duncan Reid	55	Chief Executive Officer and Chief Financial Officer and Chairman of the Board

J. Duncan Reid

Mr. Reid has more than 30 years of experience in a variety of industries, serving in senior management roles in both private and publicly held companies. Since 2003, Mr. Reid has served as the owner and operator of 2023682 Ontario Inc., a closely held Canadian exploration company that owned a historically active mining property which had mineralized material above ground and which Trio purchased in 2012. Mr. Reid has functioned as the owner of 2023682 Ontario Inc., for over ten years. During this time, he has developed the technical and managerial skills necessary to establish, and move Trio to the next level, preparing Trio for extensive development and growth. Mr. Reid is also the founder and, since 1997, has served as the CEO of KMA Global Solutions International Inc. (KMAG-OTCBB), a manufacturer and supplier of electronic article surveillance tagging solutions. Mr. Reid earned a Bachelor’s of Commerce with Honors from University of Windsor.

Term of Office

Our director is appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers, if any, are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its consolidated financial statements at this stage of its development.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

We have not formed a Compensation Committee, Nominating and Corporate Governance Committee or any other Board Committee as of the filing of this Annual Report.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

We do not have a class of equity securities registered pursuant to section 12 of the Securities Exchange Act and therefore our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities are not required to file reports of ownership and changes in ownership with the SEC or furnish us with copies of these reports.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer.

ITEM 11.       EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the fiscal year ended September 30, 2013 and period ended September 30, 2012 in all capacities for the accounts of our executive officer:

SUMMARY COMPENSATION TABLE

Name	Position	Salary	Consulting	Bonus	Others	Total
		$	$	$	$	$
Year ended September 30, 2013

J. Duncan Reid	CEO and CFO	-	39,300	-	-	39,300
Don Page	Former CFO	88,425	17,194	-	-	105,619
Sam Kerr	Former Vice President	24,563	8,843	-	-	33,405

Period ended September 30, 2012

J. Duncan Reid	CEO and CFO	-	95,794	-	-	95,794

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 338,650,000 shares (comprise of 229,100,000 restricted shares and 109,550,000 non-restricted shares) of common stock issued and outstanding as of December 29, 2013.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Director and CEO and CFO
J. Duncan Reid 55 Harbour Square 1414, Toronto, Ontario, M5J 2L1	97,753,000	28.86%

5% Security Holder
None

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting fees paid to Mr. J. Duncan Reid (Director) for the year ended September 30, 2013 were $39,300 (2012: $95,394).

As of September 30, 2013, the Company has a convertible note payable of $ 485,300 (CDN $ 500,000) to 2023682 Ontario Inc. controlled by J. Duncan Reid, our CEO, CFO and sole director. This note is due two years from the date of issue (June 15, 2012) and accrues interest at 3% per annum. The terms of the convertible note specified that should the Company be successful in a ‘going public’ transaction it is convertible into common shares of the Company at the weighted average of the Company’s share price based on the average 5 day bid price, within 30 days of the Company going public. If there are no trades on any given day in the first 30 days after the Company’s stock begins to trade then the bid price will be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note is interest free for the first 12 months post-closing of the asset purchase, thereafter; it accrues interest at the rate of 3% per annum.

As at September 30, 2013, the Company had advanced to 2023682 Ontario Inc. $65,673 (September 30, 2012 - $68,820). The amount is unsecured, non-interest bearing and is recorded as a loan receivable with no specific terms of repayment.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our consolidated financial statements on Form 10K and review of consolidated financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year/Period Ended
	2013	2012
Audit and review fees	$60,000	$52,000
Tax Fees	-	-
All Other Fees	-	-
Total	$60,000	$52,000

In each of the last two fiscal year/period ended September 30, 2013 and 2012, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

ITEM 15.      EXHIBITS

Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description

2.1	Share Exchange Agreement, dated December 14, 2012, by and among Allied Technologies Group, Inc., Ihar Yaravenka, TrioResources AG Inc., and the shareholders of TrioResources AG Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on December 17, 2012)

3.2	Amendment No. 1 to the Articles of Incorporation of Allied Technologies Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on December 17, 2012)

3.3	Bylaws of Allied Technologies Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed with the SEC on December 11, 2011).

10.1	Purchase Agreement, dated May 17, 2012, by and between TrioResources AG Inc. and 2023682 Ontario Inc. DBA Canamet Resources and Jeffrey D. Reid. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on December 17, 2012)

10.2	Consultant Services Agreement, dated May 17, 2012, by and between TrioResources AG Inc. and Seagel Investment Corp. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on December 17, 2012)

10.3	Employment Agreement, effective November 26, 2012, by and between TrioResources AG Inc. and J. Duncan Reid. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on December 17, 2012)

10.4	Convertible Note, dated September 30, 2012, by and between TrioResources AG Inc. and Incendia Management Group Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on December 17, 2012)

10.5	Convertible Note, dated September 30, 2012, by and between TrioResources AG Inc. and Siderion Capital Group Inc. (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed with the SEC on December 17, 2012)

10.6	Convertible Note, dated September 30, 2012, by and between TrioResources AG Inc. and Seagel Investment Corp. (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed with the SEC on December 17, 2012)

10.7	Convertible Note, dated October 31, 2012, by and between TrioResources AG Inc. and Seagel Investment Ltd. (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K filed with the SEC on December 17, 2012)

10.8	Convertible Note, dated October 31, 2012, by and between TrioResources AG Inc. and Incendia Management Group Inc. (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K filed with the SEC on December 17, 2012)

10.9	Convertible Note, dated October 31, 2012, by and between TrioResources AG Inc. and Siderion Capital Group Inc. (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K filed with the SEC on December 17, 2012)

10.10	Convertible Note, dated October 31, 2012, by and between TrioResources AG Inc. and Seagel Investment Corp. (incorporated by reference to Exhibit 10,12 of the Company’s Form 8-K filed with the SEC on December 17, 2012)

10.12	Draw-Down Facility, dated November 1, 2012, by and between TrioResources AG Inc. and Seagel Investment Ltd (incorporated by reference to Exhibit 10.13 of the Company’s Form 8-K filed with the SEC on December 17, 2012)

10.13	Stairs Option/Joint Venture Agreement between Teck Resources Limited and Trio Resources Inc. in respect of the Stairs Property, Ontario dated as of September 25, 2013. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 2,, 2013)

10.14	Indemnity and Remediation Agreement (incorporated by reference to Exhibit 35.1 of the Company’s Form 8-K filed with the SEC on March 15, 2013)

31.1	Certification of CEO Pursuant TO 18 U.S.C. § 1350, Section 302

32.1	Certification Pursuant to 18 U.S.C. § 1350, Section 906

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO RESOURCES, INC.

Dated: December 30, 2013	By:	/s/ J. Duncan Reid
J. Duncan Reid, Chief Executive Officer, Chief Financial Officer and Director

