Form 10-Q
period 2013-12-31
Trio Resources, Inc.
filed 2014-02-19
CIK 1532828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 333-178472

TRIO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0369568
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 King Street West, Suite 5600 Toronto, ON	M5X 1C9
(Address of principal executive officers)	(Zip Code)

+416-409-2802

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

YES ☐      NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. The website of the Company is www.trioresources.com.

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 339,162,500 as of February 19, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Trio Resources, Inc.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

INDEX

Condensed Consolidated Balance Sheets as at December 31, 2013 and September 30, 2013 (unaudited)	4

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three months ended December 31, 2013 and 2012 and for the period from May 16, 2012 (inception) to December 31, 2013 (unaudited)	5

Condensed Consolidated Interim Statement of Stockholders’ Deficit for the period from May 16, 2012 (inception) to December 31, 2013 (unaudited)	6

Condensed Consolidated Interim Statements of Cash Flows for the three months ended December 31, 2013 and 2012 and for the period from May 16, 2012 (inception) to December 31, 2013 (unaudited)	7

Notes to Condensed Consolidated Interim Financial Statements (unaudited)	8 - 20

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated

Balance Sheets

Expressed in US Dollars

(Unaudited)

	As at	As at
	December 31,	September 30,
	2013	2013
	$	$
CURRENT ASSETS
Cash	2,140	—
Prepaid expenses and other receivables (Note 4)	104,117	122,930
Total current assets	106,257	122,930

Loan receivable - related party	63,617	65,673
Patented claims (Notes 3)	9,590	9,900
Property and equipment (Note 3)	230,218	238,876
TOTAL ASSETS	409,682	437,379

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness	—	10,830
Accounts payable and accrued liabilities	704,865	763,775
Loans payable (Note 7)	432,705	257,399
Convertible notes payable (Note 10)	946,910	482,655
Convertible draw down loan payable (Note 8)	425,000	—
Total current liabilities	2,509,480	1,514,659

Convertible draw down loan payable (Note 8)	—	425,000
Convertible note payable - related party (Note 9)	397,160	384,899
Convertible notes payable (Note 10)	676	483,708
Derivative liabilities (Note 11)	69,917	—
TOTAL LIABILITIES	2,977,233	2,808,266

STOCKHOLDERS' DEFICIENCY
Authorized:
400,000,000 common stock, no par value
Issued and outstanding:
339,162,500 common stock as at December 31, 2013 (September 30, 2013 : 338,650,000 common stock) - (Note 4)	339,163	338,650
Excess of purchase price over net asset value (Notes 6 and 9)	(299,105)	(299,105)
Additional paid-in capital	320,763	312,683
Accumulated other comprehensive income	88,548	23,159
Deficit accumulated during the exploration stage	(3,016,920)	(2,746,274)
Total stockholders' deficiency	(2,567,551)	(2,370,887)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	409,682	437,379

See accompanying notes

Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated Interim

Statements of Operations and Comprehensive Loss

Expressed in US Dollars

(Unaudited)

	Three Months	Three Months	Cumulative from
	Ended December 31,	Ended December 31,	May 16, 2012
	2013	2012	(inception) to
			December 31, 2013
	$	$	$

REVENUE	—	—	219,385

EXPENSES

Corporate expenses	164,382	567,098	2,148,604

Exploration and development costs	21,775	66,217	467,605

Interest expense	69,179	50,150	309,908

Change in fair value of derivative liability (Note 11)	13,259	—	13,259

Depreciation	2,051	3,336	19,895

Total expenses	270,646	686,801	2,959,271

Net loss for the period before income taxes	(270,646)	(686,801)	(2,739,886)

Income taxes	—	—	—
NET LOSS FOR THE PERIOD	(270,646)	(686,801)	(2,739,886)

Foreign currency translation adjustment	65,389	(12,881)	88,548

COMPREHENSIVE LOSS	(205,257)	(699,682)	(2,651,338)

Loss per share, basic and diluted	(0.0006)	(0.0026)

Weighted average number of
common stock outstanding, basic and diluted	338,694,583	273,459,140

See accompanying notes

  Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated Interim

Statement of Stockholders’ Deficit

Expressed in US Dollars

(Unaudited)

	Common stock		Additional	Excess of	Accumulated	Deficit
	Shares	Amount	paid-in	purchase	other	accumulated	Total
			capital	price over	comprehensive	during the
				net aset	(loss) income	exploration
				value		stage
		$	$	$	$	$	$
May 16, 2012 (inception) issuance	213,000,000	213,000	—	—	—	(191,334)	21,666

Excess of purchase price over net asset value	—	—	—	(299,105)	—	—	(299,105)

Cumulative translation adjustment	—	—	—	—	(10,296)	—	(10,296)

Loss for the period	—	—	—	—	—	(479,034)	(479,034)
As at September 30, 2012	213,000,000	213,000	—	(299,105)	(10,296)	(670,368)	(766,769)

Acquisition of Allied Technologies Group, Inc.	109,000,000	109,000	—	—	—	(85,700)	23,300

Issuance of shares re: consulting agreement	16,650,000	16,650	312,683	—	—	—	329,333

Cumulative translation adjustment	—	—	—	—	33,455	—	33,455

Loss for the year	—	—	—	—	—	(1,990,206)	(1,990,206)
As at September 30, 2013	338,650,000	338,650	312,683	(299,105)	23,159	(2,746,274)	(2,370,887)

Issuance of shares re: consulting agreement	512,500	513	8,080	—	—	—	8,593

Cumulative translation adjustment	—	—	—	—	65,389	—	65,389

Loss for the period	—	—	—	—	—	(270,646)	(270,646)
As at December 31, 2013	339,162,500	339,163	320,763	(299,105)	88,548	(3,016,920)	(2,567,551)

Note 1: The former stock split for previously issued common shares resulted in negative Additional Paid-In Capital. This has been charged to Accumulated Deficit as an Appropriation of Capital. The stock split has been accounted for on a retrospective basis.

See accompanying notes

 Trio Resources, Inc.

(An Exploration Stage Company)

Condensed Consolidated

Interim Statements of Cash Flows

Expressed in US Dollars

(Unaudited)

	Three Months	Three Months	Cumulative from
	Ended December 31,	Ended December 31,	May 16, 2012
	2013	2012	(inception) to
			December 31, 2013
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(270,646)	(686,801)	(2,739,886)

Depreciation	2,051	3,336	19,895
Stock based payment for services	8,875	26,833	238,421
Accretion expense on convertible note - related party	24,642	22,483	126,497
Change in fair value of derivative liability	13,259	—	13,259
Net change in non-cash working capital balances:
Prepaid expense and other receivables	17,985	(71,422)	(5,678)
Accounts payable and accrued liabilities	(37,058)	143,086	737,641
Cash used in operating activities	(240,892)	(562,485)	(1,609,851)

INVESTING ACTIVITIES
Purchase consideration (Note 6)	—	—	(99,510)
Loan receivable - related party	—	—	(67,331)
Purchase of Property and equipment	—	(11,681)	(174,699)
Cash used in investing activities	—	(11,681)	(341,540)

FINANCING ACTIVITIES
(Decrease) increase in bank indebtedness	(10,830)	—	158
Issuance of common stock	—	—	21,196
Convertible notes payable	67,065	583,463	1,053,826
Loans payable including draw down loan payable	199,330	—	891,649
Cash provided by financing activities	255,565	583,463	1,966,829

Net increase in cash during the period	14,673	9,297	15,438
Effect of foreign currency translation	(12,533)	(12,881)	(13,298)
Cash, beginning of the period	—	8,086	—
Cash, end of period	2,140	4,502	2,140

Non cash financial activities (Note 6)
Increase in convertible note payable - related party	—	—	298,135
Non-cash investing and financing activities	—	—	(299,105)
	—	—	(970)

See accompanying notes

  Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

1.	Organization, Nature of Business, Going Concern and Management Plans

Organization and Nature of Business

Trio Resources, Inc. (“Trio Resources” or the “Company”), formerly Allied Technologies Group, Inc. (“Allied”), was incorporated in the state of Nevada on September 22, 2011.

On December 14, 2012, Allied entered into a share exchange agreement (the “Share Exchange Agreement”) with TrioResources AG Inc. (“Trio or TrioResources AG Inc.”), pursuant to which Trio Resources acquired 100% of the issued and outstanding equity securities of Trio (the “Share Exchange”). As a result of the Share Exchange, Trio became the wholly-owned subsidiary of Trio Resources and the Trio shareholders became the controlling shareholders of Trio Resources, owning an aggregate of 66.15% of the issued and outstanding shares of common stock of Trio Resources. The acquisition was accounted for as a recapitalization using accounting principles applicable to reverse acquisitions whereby the consolidated financial statements subsequent to the date of the acquisition are presented as a continuation of TrioResources AG Inc. Under reverse acquisition accounting TrioResources AG Inc. (legal subsidiary) will be treated as the accounting parent (acquirer) and Trio Resources, Inc. (legal parent) will be treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the reverse acquisition, which includes one for one issuance of Trio Resources shares to the TrioResources AG Inc. shareholders.

Under the terms of the Share Exchange, the former sole director, officer, and principal shareholder of Trio Resources (the “Principal Shareholder”), cancelled all 1,500,000 shares of common stock that he owned, which constituted 57.9% of the issued and outstanding shares of common stock prior to the Share Exchange.

On December 14, 2012, the Company filed a Certificate of Amendment of its Articles of Incorporation (the “Charter Amendment”) with the Secretary of State of Nevada to (1) change its name from Allied Technologies Group, Inc. to Trio Resources, Inc. (the “Name Change”) and (2) increase its total authorized shares of common stock, from 75,000,000 shares to 400,000,000 shares (the “Authorized Share Increase”). Additionally, as a condition to close the Share Exchange, the Company’s Board of Directors approved and authorized the Company to take the necessary steps to effect a forward stock split of the issued and outstanding shares of common stock, such that each lot of one (1) issued and outstanding share of common stock shall be automatically changed and converted into one hundred (100) shares of common stock, payable to all holders of record of the common stock as of December 31, 2012 (the “Forward Stock Split”).

The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Trio is considered the acquirer for accounting and financial reporting purposes. The effective date of the Share Exchange Agreement is December 14, 2012 and all of the necessary accounting adjustments were fully reflected in these unaudited condensed interim consolidated financial statements.

The Company is considered to be an exploration stage company as defined under U.S. Securities and Exchange Commission (“SEC”) Guide 7 (a) (4) (i) Description of Property by Issuers Engaged or to be Engaged in Significant Mining. The Company’s principal business is the exploration of mineral resources on the Company’s existing property and any new properties it may acquire and processing of mineralized material on its property.

Going Concern

The unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception on May 16, 2012 to December 31, 2013, the Company has not generated significant revenue. As at December 31, 2013, the Company has a working capital deficiency of $2,403,223 and has accumulated deficit during the exploration stage of $3,016,920. To date, the Company has not generated positive cash flows from operations and has primarily relied upon debt and equity financing from third parties and related parties to finance its operations. The Company anticipates that its future mill operations will generate positive cash flows in fiscal 2014 provided that it is successful in obtaining additional financing in the foreseeable future. The Company has negotiated a $500,000 Draw Down facility (Note 8) with Seagel Investments Corp. of which $425,000 has been drawn as at December 31, 2013. On November 27, 2013, the Company entered into a Draw Down Facility in the amount of $335,000 with a lender of which $50,000 has been obtained as at December 31, 2013.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

1.	Organization, Nature of Business, Going Concern and Management Plans (continued)

Going Concern (continued)

The Company is also pursuing additional financing. However, there can be no assurance that the additional financing shall be available on terms or conditions acceptable to the Company. These factors raise substantial doubt about its ability to continue as a going concern. No adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the unaudited condensed consolidated interim financial statements, which could be material if the current business plan is not successful and when the Company is not able to continue as a going concern.

Acquisition

On December 14, 2012, the Company completed a Share Exchange transaction pursuant to which it acquired 100% of the issued and outstanding equity securities of TrioResources AG Inc., which became its wholly owned subsidiary. Part of the consideration was a payment of $250,000, which was expensed during the year ended September 30, 2013, to Ihar Yaravenka, the former, sole officer, director and controlling shareholder for him to surrender and cancel 1,500,000 shares of common stock of the Company. As at the close of the Share Exchange, the Company had no assets or liabilities and it was a public shell company.

TrioResources AG Inc. was incorporated on May 16, 2012 under the laws of the province of Ontario, Canada, is headquartered in Toronto, Ontario, Canada. This company is an exploration stage company intending to focus on exploration, milling, and processing of mineralized material located on its property.

Pursuant to the terms and conditions of the Share Exchange Agreement, the Company acquired 100% of the capital stock, 2,130,000 common shares, of TrioResources AG Inc. in exchange for the issuance of 2,130,000 shares of common stock of the Company. The result is that the shareholders of TrioResourcses AG Inc. own 66.15% of the total shares of the Company outstanding effective the date of the Share Exchange Agreement.

The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein TrioResources AG Inc. is considered the acquirer for accounting and financial reporting purposes.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending September 30, 2014 or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the year ended September 30, 2013.

The Company’s fiscal year-end is September 30. The Company’s functional currency is Canadian (“CDN”) dollars. The Company’s reporting currency is the U.S. dollar. Assets and liabilities are translated into the U.S. dollar using the exchange rates at each balance sheet date. Revenue and expenses are translated at average rates prevailing during the reporting period. Stockholders’ equity is translated at historical rates. Adjustments resulting from translating the condensed consolidated interim financial statements into the U.S. dollar are recorded as a separate component of accumulated other comprehensive income (loss) in the statement of stockholders’ deficiency.

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

Effective October 1, 2013, the Company adopted the amended guidance in ASC Topic 210, Balance Sheet. The amended guidance addresses disclosure of offsetting financial assets and liabilities. It requires entities to add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated disclosures have been implemented retrospectively and do not impact our financial position or results of operations.

Effective October 1, 2013, the Company adopted the amended guidance in ASC Topic 220, Comprehensive Income. The amended guidance requires entities to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income by component and (2) significant items reclassified out of accumulated other comprehensive income by presenting the amount reclassified and the individual income statement line items affected. The updated disclosures have been implemented prospectively and do not impact our financial position or results of operations.

3.	Property and Equipment:

On June 15, 2012, the Company acquired property and equipment from 2023682 Ontario Inc., a commonly-controlled related party (see Note 6). The cost of these acquired assets was recorded at the same historical carrying values reflected in the accounts of 2023682 Ontario Inc.

Equipment and buildings consist of the following:

	December 31, 2013	September 30, 2013

Equipment	$217,051	$224,067
Less accumulated depreciation	15,249	14,057
Net equipment	201,802	210,010

Buildings	32,195	32,363
Less accumulated depreciation	3,779	3,497
Net buildings	28,416	28,866

Net property and equipment	$230,218	$238,876

Depreciation expense was $2,051 and $3,336 for the period ended December 31, 2103 and 2012, respectively.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

3.	Property and Equipment: (continued)

Equipment and buildings are depreciated on a straight line basis, once they are put in use, over their estimated useful lives:

•	Equipment 15 years; and

•	Buildings 20 years.

Patented Claims:

At December 31, 2013 and September 30, 2013, the Company also has mining property patent claims of $9,590 and $9,900, respectively (CDN$ 10,200 as at December 31, 2013 and September 30, 2013). These patent claims provide the Company with mining rights to certain land located in Coleman Township, District of Temiskaming, Ontario, Canada. On February 4, 2013 the Company made its first shipment of mineralized material for refining.

The patented claim was purchased in May 2012, in a related party transaction at CDN$10,200 (4,000MT of concentrate and book value of related party).  No amortization has been charged since the date of purchase as amortization is based on units of production and the Company’s production volume up to December 31, 2013 is very insignificant.

4.	Stockholders’ Deficit:

The Company’s authorized capital consists of 400,000,000 shares of common stock. At December 31, 2013, there were 339,162,500 shares of common stock issued and outstanding (September 30, 2013 - 338,650,000). (See Note 1 - Acquisition).

Pursuant to a consulting agreement entered on May 17, 2012 with Seagel Investments Corp., the Company issued to Seagel Investments Corp., 16,100,000 common shares which were valued at $26,833, being the fair value of the common shares. The Company recorded this amount as a consulting expense during the previous year ended September 30, 2013.

In January 2013 the Company entered into two consulting agreements which required the issuance of shares as part of the consideration. The first contact is for a 24 month term for 250,000 common shares issued for a total value of $137,500. The second contract is for a 6 month term for 300,000 common shares issued for a total value of $165,000. Both contracts were signed at the beginning of January 2013. The Company has recorded an expense in the amount of $25,938 during the three months period ended December 31, 2013 (2012 – Nil) and cumulative from inception to date $225,796 and $76,702 has been included in prepaid expenses and other receivables balance as of December 31, 2013 (September 30, 2013 - $99,687). The remaining value of the share-based considerations will be amortized over the term of the respective agreements as services are performed.

Effective December 31, 2012 the number of shares outstanding were forward-split 100 shares for each share of record prior to the split (“Stock Split”).

On December 13, 2013, the Company issued 437,500 shares in respect of consulting services valued at $0.02 per share (being the trading price) amounting to $8,750, which was expensed during the current period ended December 31, 2013.

On December 13, 2013, the Company issued 75,000 shares in respect of Stairs/Option Joint Venture Agreement. These shares were valued at $0.02 per share (being the trading price) and recorded as expense in the period.

The total amount of the common shares outstanding was 339,162,500 as of December 31, 2013 comprising of 229,612,500 restricted shares and 109,550,000 non-restricted shares. The number of common shares outstanding as at September 30, 2013 was 338,650,000 comprising of 229,100,000 restricted shares and 109,550,000 non-restricted shares.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

4.	Stockholders’ Deficit: (continued)

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

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The weighted average number of shares outstanding for the period ended December 31, 2013 and 2012 were 338,694,583 and 273,459,140, respectively.

6.	Related Party Transactions:

On June 15, 2012, the Company purchased certain assets from 2023682 Ontario Inc., a related party in which the Company’s CEO was the sole director of 2023682 Ontario Inc. The value of the assets purchased by the Company was carried over at the historical carrying amounts that were recorded by the related party. The purchase consideration consisted of cash of CDN $100,000 ($99,510) and a promissory note in the amount of CDN $500,000 ($485,300). Because the purchase was from a commonly controlled related party, the excess of the purchase price over the carrying value of the assets purchased has been reflected as a deduction against Stockholders’ Deficit, equivalent to a distribution of equity to the stockholder. The assets purchased and consideration given is as follows:

Property and equipment	$88,596
Patent claims	10,374
Inventory	1,770
Total assets purchased	100,740

Purchase price	(610,260)

Discount on note payable (Note 7)	(210,415)

Deduction in shareholders’ equity (deficit)	$(299,105)

This transaction was accounted for as a transfer between entities under common control, and the cost of these assets is based on the transferor’s carrying value of the asset. Management determined that the assets acquired did not meet the definition of a “business” as defined by accounting standards, or as a “predecessor business”, as defined in SEC rules.

Consulting fees paid to Mr. J. Duncan Reid (Director) for the period ended December 31, 2013 were Nil (2012: $20,000).

As at December 31, 2013, the Company had advanced to 2023682 Ontario Inc. $63,617 (September 30, 2013 - $65,673). The amount is unsecured, non-interest bearing and is recorded as a loan receivable with no specific terms of repayment.

7.	Loans Payable:

Loan payable represent unsecured and interest free financing provided by a third party. These loans are repayable on demand.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

8.	Convertible draw Down Loan Payable:

The Company also entered into a one-year Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. The facility bear interest at the rate of 10% per annum. The Company may from time to time request draw downs on this convertible debt facility subject to the discretion of the lender. The term of the Draw Down Facility is for one year during which the Company may draw down up to $500,000.

After the one year term, any outstanding principal and accrued interest shall be converted into a convertible note with an additional term of one (1) year. Pursuant to the terms of this Draw Down Facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement. The Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied Technologies Group Inc. on December 14, 2012 the Company became public. As at December 31, 2013 the amount outstanding under the Draw Down Facility was $425,000 (September 30, 2013 - $425,000).

9.	Convertible Note Payable – Related Party:

As of December 31, 2013, the Company has a convertible note payable of $470,100 (CDN $500,000) to 2023682 Ontario Inc. This note is due two years from the date of issue (June 15, 2012) and accrues interest at 3% per annum. The terms of the convertible notes specified that should the Company be successful in a ‘going public’ transaction it is convertible into common shares of the Company at the weighted average of the Company’s share price based on the average 5 day bid price, within 30 days of the Company going public. If there are no trades on any given day in the first 30 days after the Company’s stock begins to trade then the bid price will be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note is interest free for the first 12 months post-closing of the asset purchase, thereafter; it accrues interest at the rate of 3% per annum.

This note was discounted resulting in an effective interest rate of 27%. As a result, a $210,415 discount to the note was recorded which is being amortized to as accretion expense over the term of the note. The Company completed its going public transaction and became public on December 14, 2012, the first trades took place on January 11, 2013 at $0.55 per share; however, the holder has not requested for conversion into shares. This has been classified as non-current as management has obtained a waiver for the next 12 months.

Accretion expense of $24,642 has been recognized during the first quarter ended December 31, 2013 (2012 - $22,483), which is included in interest expense in the unaudited condensed interim consolidated statements of operations.

10.	Convertible Notes Payable:

	December 31, 2013	September 30, 2013

Convertible Notes (a)	$946,910	$966,363
Convertible Note (b)	676	-
	947,586	966,363
Current portion	(946,910)	(482,655)
	$676	$483,708

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

10.	Convertible Notes Payable: (continued)

(a)	The total convertible notes of $946,910 issued and outstanding as at December 31, 2013 are classified as current in accordance with their terms of maturity (Outstanding balances as at September 30, 2013 were $482,655 classified as current and $483,708 as non-current).

The details of the convertible notes outstanding as at December 31, 2013 are as follows:

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

All of the convertible notes referred above may be converted, at any time at the option of the holder, into the common shares of the Company, or in the event that Debtor goes public into the shares of the public company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement.

These convertible notes and Drawn Down Loan Payable are secured against the assets of the TrioResources AG Inc. until the Company becomes publically traded and the convertible notes are converted to shares or the convertible notes are redeemed. All of the convertible notes and the Draw Down Facility remain outstanding and none have been converted to common shares.

The convertible notes may be repaid at any time without penalty or bonus. Subsequent to year end and up to the date of this filing, none of the above notes were either paid or converted into common stocks of the Company.

The total amount of interest in respect of all convertible notes that has been expensed during the quarter ended December 31, 2013 is $39,555 (2012: $24,065).

(b)	On November 27, 2013, the Company entered into a convertible promissory note agreement (the “Note”) whereby the investor may purchase up to $335,000 face value convertible notes. The consideration is equal to $300,000 resulting in an original issue discount of $30,000 (approximately 10%). The initial consideration (“Initial Tranche”) paid by the lender to the Company amounted to $50,000 (face value of $55,833). As of December 31, 2013, no additional consideration was paid. If the Company elects to repay the consideration received within 90 days from the effective date of the consideration, there is no interest due on the note. However, if the consideration is not repaid within 90 days of the effective date, there is a one-time interest charge equal to 12% of the outstanding principal balance. The note is convertible into common stock at the lender’s option, at the lower (a) $0.10 or (b) 60% of the lowest trade price in the 25 trading days previous to the conversion. The Note provides for redemption upon the occurrence of an event of default. Default conditions include non-servicing of the debt and certain other credit risk related conditions. Default conditions also include certain equity indexed events including failures to file public information documents and failure to comply with Rule 144 requirements. The remedy to the lender for an event of default is the greater of (i) the outstanding balance of the Note divided by the conversion price on the date the default amount is either demanded or paid in full, whichever has a lower conversion price multiplied by the VWAP on the date the default amount is either demanded or paid in full, whichever has a higher VWAP, or (ii) 150% of the outstanding balance of the note.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

10.	Convertible Notes Payable: (continued)

Accounting Considerations

The Company has accounted for the Initial Tranche issued for cash as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the Initial Tranche under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the conversion option and certain redemption rights that were indexed to equity risks (“Default Put”). The conversion option along with the redemption features bearing risks of equity, were not clearly and closely related to the host debt agreement and required bifurcation. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification (see Note 11). Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative.

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative component at its fair value with the residual allocated to the host debt contract, as follows:

Allocation
Compound embedded derivative	$62,007
Financing costs expense	(5,000)
Day-one derivative loss	(7,007)
$50,000

The proceeds were allocated to between the compound embedded derivative and the financing costs expense. This resulted in a day-one derivative loss and therefore, there was no value allocated to the note on the inception date. The Note will be accreted up to its face value of $55,833 over the life of Note based on an effective interest rate of 21.15%. Amortization expense for the period amounted to $676. The carrying value of the Note as of December 31, 2013 amounted to $676.

11.	Derivative Liabilities:

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2013 and the amounts that were reflected in income related to derivatives for the three months then ended:

	December 31, 2013
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivative	5,362,583	$(69,714)
Warrant derivatives	75,000	(203)
	5,437,583	$(69,917)

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

11.	Derivative Liabilities: (continued)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended December 31, 2013:

The financings giving rise to derivative financial instruments and the income effects:	Three Months Ended December 31, 2013
Compound embedded derivative	$(7,707)
Warrant derivatives	1,455

Day-one derivative loss	(7,007)
Total gain (loss)	$(13,259)

The Company’s face value $55,833 Convertible Promissory Note issued on November 27, 2013 and Common Stock Purchase Warrant issued on December 13, 2013 gave rise to derivative financial instruments. As more fully discussed in Note 10 the Company issued a face value $55,833 Convertible Promissory Note on November 27, 2013. The Note embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option and default put.

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. The Company has selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk free rates. The Company has selected Binomial Lattice to fair value the warrant derivatives because it believes this technique is reflective of all significant assumption types market participants would likely consider in transactions involving freestanding warrants derivatives. The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

11.	Derivative Liabilities: (continued)

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Note and classified in liabilities:

	Inception date	December 31, 2013
Quoted market price on valuation date	$0.07	$0.02
Contractual conversion rate	$0.048	$0.012
Range of effective contractual conversion rates	--	--
Contractual term to maturity	2.00 Years	1.91 Years
Implied expected term to maturity	1.612 Years	1.442 Years
Market volatility:
Range of volatilities	125.65% - 183.52%	127.09% - 191.72%
Equivalent volatility	145.90%	148.49%
Contractual interest rate	6.0%	6.0%
Equivalent market risk adjusted interest rate	9.43%	9.43%
Equivalent credit risk adjusted yield	6.53%	6.53%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the quarter ended December 31, 2013.

December 31, 2013
Balances at October 1	$--
Issuances:
Convertible Note Financing	62,007
Changes in fair value inputs and assumptions reflected in income	7,707
Balances at December 31	$69,714

The fair value of the compound embedded derivative is significantly influenced by the Company’s trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

The Common Stock Purchase Warrant issued on December 13, 2013 contained a variable conversion price, the Company has classified it as a derivative liability.

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions utilized in the Binomial Lattice process are as follows for the warrants as of December 31, 2013:

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

11.	Derivative Liabilities: (continued)

December 31, 2013
Linked common shares	75,000
Quoted market price on valuation date	$0.02
Contractual exercise rate	$0.598
Term (years)	1.73
Range of market volatilities	132.64% - 189.68%
Risk free rates using zero coupon US Treasury Security rates	0.07% - 0.38%

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the quarter ended December 31, 2013.

December 31, 2013
Balances at October 1	$--
Issuances:
Common stock purchase warrants	1,658
Changes in fair value inputs and assumptions reflected in income	(1,455)
Balances at December 31	$203

The fair value of all warrant derivatives is significantly influenced by the Company’s trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

12.	Contingency

On October 22, 2012, the previous owner of the property, 2023682 Ontario Inc., owned by Duncan Reid (CEO of the Company), was fined CDN$56,265 by the Ontario Ministry of the Environment under the Environmental Protection Act for failing to comply with a Court Order to remove specified waste materials from the mill site. Under the terms of the Order, 2023682 Ontario Inc. had until January 15, 2014 to pay the fines and to comply with the Court Order to remove the specified waste material and, in the interim, to ensure that there is no migration or discharge of these materials into the ground or water.  The liabilities and obligations with respect to this fine are with 2023682 Ontario Inc.  Nevertheless, the Company has obtained a contractual indemnity from 2023682 Ontario Inc. in respect of this matter and any related liabilities in the event that 2023682 Ontario Inc. does not duly satisfy its obligations and an agreement that 2023682 Ontario Inc. will hold harmless the Company for any fines, legal actions or penalties associated with this matter.  In addition, the Company has an agreement with 2023682 Ontario Inc. pursuant to which 2023682 Ontario Inc. has undertaken to dispose, at its cost, of the material as required in the court order within the specified time.  In the event that 2023682 Ontario Inc. defaults with respect to any of these obligations, the Company may be subject to liability and exposure, including the disposal of these materials, any interim discharge from these materials (which are not currently in a permitted tailings pond) and related fines. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations. There has been a Notice of Garnishment served against Trio Resources, Inc. in the amounts of $45,874 CAD and $47,863 USD in respect of a claim against the Company’s CEO in his other business ventures. Currently, the motion is returnable in fiscal year 2014 and hence, the management cannot assess the likelihood of any outcome.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

13.	Commitment

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

In consideration for the grant of the Option, the Company issued 75,000 Units (the “First Units”), to Teck during the current quarter ended December 31, 2013. Each “Unit” (First Units and Second Units) shall be comprised of one common share in the capital of the Company (a “Share”) and one non-transferable share purchase warrant (a “Warrant”). Each Warrant that comprises the First Units shall entitle Teck to purchase one Share for a period of 24 months from the date of issue of the First Units at the price per common share equal to $0.60. The terms and conditions which govern the Warrants will be referred to on the certificates representing the Warrants, the terms of such certificates to be acceptable to Teck, acting reasonably, and will contain, among other things, anti-dilution provisions. Each Warrant that comprises the Second Units shall be exercisable for a period of 24 months from the date of issue of the Second Units at a price per share equal to $0.75.

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

As at the date of this filing, no expenditure was incurred by the Company.

Trio Resources, Inc.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements

(Unaudited)

Expressed in US Dollars

14.	Subsequent Events:

The Company’s management has evaluated subsequent events through the filing date of these unaudited condensed consolidated interim financial statements and has determined there are no material subsequent events to report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of Trio Resources, Inc.(“we,” “us” or the “Company”) for the three months ended December 31, 2013 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

As an exploration company we have not as yet generated significant operating revenues and have incurred operating losses of $3,016,920 from our inception, May 16, 2012, to December 31, 2013, and of $270,646 for the three months ended December 31, 2013, respectively. To date we have funded our operations through advances from a related party and from private third party lenders utilizing convertible notes including draw down loan payable totaling $1,421,910 as explained in detail in the section “Liquidity and Capital Resources”.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Property

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

Recent Development

Acquisition of TrioResources AG Inc.

On December 14, 2012, we entered into a share exchange agreement (the “Share Exchange Agreement”) with TrioResources AG Inc., pursuant to which we acquired 100% of the issued and outstanding equity securities of TrioResources AG Inc., which became our wholly owned subsidiary (the “Share Exchange”). Part of the consideration was a payment of $250,000, which was expensed during the year, to Ihar Yaravenka, the former, sole officer, director and controlling shareholder for him to surrender and cancel 1,500,000 shares of common stock of the Company. Prior to the completion of the Share Exchange, we had no assets or liabilities and we were a shell company.

TrioResources AG Inc. was incorporated on May 16, 2012 under the laws of the province of Ontario, Canada, is headquartered in Toronto, Ontario, Canada. This company is an exploration stage company intending to focus on exploration, milling, and processing of mineralized material located on its property.

Pursuant to the terms and conditions of the Share Exchange Agreement, we acquired 100% of the capital stock, 2,130,000 common shares, of TrioResources AG Inc. in exchange for the issuance of 2,130,000 shares of our common stock. The result is that the shareholders of TrioResourcses AG Inc. own 66.15% of the total outstanding shares of the Company effective the date of the Share Exchange Agreement.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

We are an exploration stage company as defined in the SEC Guideline 7 (a) (4) (i).  We have not generated significant revenue to date and consequently our operations are subject to all of the risks inherent in the establishment of a new business enterprise.  Our operations have been limited to the purchase of our initial land position including 2 patented claims, and the acquisition of fixed assets which will be incorporated into our processing facility. Our analysis on the performance of the Company is as follows:

Balance sheet – As at December 31, 2013 and September 30, 2013

Cash/Bank indebtedness

At December 31, 2013 the Company had $2,140 of cash as compared to bank indebtedness of $10,830 as at September 30, 2013. The change from bank indebtedness as at September 30, 2013 to cash as at December 31, 2013 was mainly due to increase in loans payable from $257,399 as at September 30, 2013 to $432,705 as at December 31, 2013 offset by the payments of expenses.

Prepaid expenses and other receivables

At December 31, 2013 the Company had $104,117 of prepaid expenses and other receivables as compared to $122,930 as at September 30, 2013. The decrease of $18,813 during the current period mainly represented $25,398 amortization of prepaid expenses relating to a consulting agreement offset by ITC recoverable on eligible expenses of $6,585 recorded during the current quarter ended December 31, 2013.

Loan receivable – related party and Patented claims

There was no change in the balance of loan from a related party in the amount of CDN 67,663 and patented claims of CAD 10,200. The variation in the balance as at December 31, 2013 as compared to September 30, 2013 reflected the change in foreign exchange rates.

Property and equipment

At December 31, 2013 the Company had $230,218 of net book value of property and equipment as compared to $238,876 as at September 30, 2013. The decrease is mainly due to amortization expense of $2,051 and the effects of change in foreign exchange rates during the quarter ended December 31, 2013.

Accounts payable and accrued liabilities

At December 31, 2013 the Company had $704,865 of accounts payable and accrued liabilities as compared to $763,775 as at September 30, 2013. The decrease of $58,910 mainly represented payments made during the current quarter ended December 31, 2013 to the suppliers as the Company obtained financing through loans payable and convertible notes.

Loans payable

At December 31, 2013 the Company had $432,705 of loans payable as compared to $257,399 as at September 30, 2013. The increase of $175,306 represented an interest free loan obtained from a third party to meet the day to day working capital requirement of the Company.

Convertible draw down loan payable

The Company entered into a one-year Convertible Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. As at December 31, 2013 and September 30, 2013 the amount outstanding under the Draw Down Facility was $425,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Convertible note payable – related party

At December 31, 2013 the Company had $397,160 of convertible note payable to a related party as compared to $384,899 as at September 30, 2013. The increase of $12,261 represented accretion expense of $24,642 for the current period ended December 31, 2013 offset by the effects of change in foreign exchange rates. The note was issued on June 15, 2012 for a term of two years and carries interest at 3% per annum. This note is interest free for the first twelve months.

Convertible notes payable – third parties and derivative liabilities

At December 31, 2013 the Company had $1,017,503 of convertible notes payable to third parties and derivative liabilities as compared to $966,363 as at September 30, 2013. The increase of $51,140 represented mainly the issuance of a $50,000 convertible note during the current quarter ended December 31, 2013. These notes have been issued under multiple funding arrangements with third party investors for a term of two years and carries interest ranging from 10% to 12% per annum.

Statement of Operations – For the quarter ended December 31, 2013 and 2012

Expenses

Our expenses are classified primarily into the following categories.

•	Corporate expenses;

•	Exploration and development costs;

•	Interest and derivative expense; and

•	Depreciation

Corporate expenses and exploration and development costs

Corporate expenses and exploration and development costs for the quarters ended December 31, 2013 and 2012 were $164,382 and $21,775 as compared to $567,098 and $66,217, respectively. The expenses which are generally included in these categories are consulting, legal, professional and edgarization charges. TrioResources AG Inc. was operating as a private limited company up to December 14, 2012, when it became public through a reverse merger transaction. The increased corporate expenses and exploration and development costs in 2012 were mainly due to the reverse merger activities.

Interest expense and depreciation

Interest expense, derivative expense and depreciation for the for the quarters ended December 31, 2013 and 2012 were $69,179, $13,129 and $2,051 as compared to $50,150, $nil and $3,336, respectively. The increase in interest expense in the current quarter as compared to the previous quarter was mainly due to additional interest based financing obtained during the current quarter ended December 31, 2013. Derivative expense represented the derivative loss recognized resulting from the change in fair value of a promissory convertible note as discussed in note 11 of the unaudited condensed consolidated interim financial statement.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At December 31, 2013, the Company had a working capital deficit of $2,403,223 compared to a working capital deficit of $1,391,729 as at September 30, 2013. The Company is actively seeking various financing operations to meet the working capital requirements.

To date we have relied on third parties to provide financing for our operations by way of convertible notes and other loans. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.  We will need capital to allow us to acquire additional properties to expand our exploration base. The Company anticipates that its future mill operations will generate positive cash flows in fiscal 2014 provided that it is successful in obtaining additional financing in the foreseeable future. The Company has negotiated a $500,000 Draw Down facility with Seagel Investments Corp. of which $425,000 has been drawn as at December 31, 2013. On November 27, 2013, the Company entered into a Draw Down Facility in the amount of $335,000 with a lender of which the Company has obtained $50,000 at December 31, 2013. The Company is also pursuing an additional financing facility that is expected to close during the second quarter of fiscal 2014. In addition we will need to provide the Company with working capital.  The amount and timing of capital required will depend on when we are able to conclude agreements either to purchase additional land and the associated patented claims and/or enter into licensing or other working relationships to allow the Company to have access to the largest mining asset base possible within the financial constraints of the Company. If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt.  There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Critical accounting policies are described in the Company’s Form 10-K for the year ended September 30, 2013.

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

Description Of Property

Our principal executive offices are located at 100 King Street West, Suite 5600, Toronto, Ontario M5X 1C9

The mining properties are located LOT 3, CON 4, Coleman Township, District of Temiskaming, Ontario.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this valuation, segregation of duties & maintenance of current accounting records have been identified as material weaknesses in internal control over financial reporting. Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting has material weaknesses at December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES (continued)

Changes in Internal Control over Financial Reporting

There have been no changes during the period ended December 31, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 22, 2012, the previous owner of the property, 2023682 Ontario Inc., owned by Duncan Reid (CEO of the Company), was fined CDN$56,265 by the Ontario Ministry of the Environment under the Environmental Protection Act for failing to comply with a Court Order to remove specified waste materials from the mill site. Under the terms of the Order, 2023682 Ontario Inc. had until January 15, 2014 to pay the fines and to comply with the Court Order to remove the specified waste material and, in the interim, to ensure that there is no migration or discharge of these materials into the ground or water.  The liabilities and obligations with respect to this fine are with 2023682 Ontario Inc.  Nevertheless, the Company has obtained a contractual indemnity from 2023682 Ontario Inc. in respect of this matter and any related liabilities in the event that 2023682 Ontario Inc. does not duly satisfy its obligations and an agreement that 2023682 Ontario Inc. will hold harmless the Company for any fines, legal actions or penalties associated with this matter.  In addition, the Company has an agreement with 2023682 Ontario Inc. pursuant to which 2023682 Ontario Inc. has undertaken to dispose, at its cost, of the material as required in the court order within the specified time.  In the event that 2023682 Ontario Inc. defaults with respect to any of these obligations, the Company may be subject to liability and exposure, including the disposal of these materials, any interim discharge from these materials (which are not currently in a permitted tailings pond) and related fines. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations. There has been a Notice of Garnishment served against Trio Resources, Inc. in the amounts of $45,874 CAD and $47,863 USD in respect of a claim against the Company’s CEO in his other business ventures. Currently, the motion is returnable in fiscal year 2014 and hence, the management cannot assess the likelihood of any outcome.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 13, 2013, the Company issued 437,500 shares in respect of consulting services valued at $0.02 per share (being the trading price) amounting to $8,750, which was expensed during the current period ended December 31, 2013.

On December 31, 2013, the Company issued 75,000 shares in respect of Stairs/Option Joint Venture Agreement. These shares were valued at $0.02 per share (being the trading price) and were recorded as expense to be amortized over the period of the agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

TRIO RESOURCES, INC.

Dated: February 19, 2014	By:	/s/ J. Duncan Reid
J. Duncan Reid, Chief Executive Officer and Chief Financial Officer

