Form 10-Q
period 2014-03-31
Trio Resources, Inc.
filed 2014-07-17
CIK 1532828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [  ] NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The website of the Company is www.trioresources.com. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 339,162,500 as of July 17, 2014.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Trio Resources, Inc.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

INDEX

Condensed Consolidated Balance Sheets as at March 31, 2014 and September 30, 2013 (unaudited)	F-1

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013 (unaudited)	F-2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the six months ended March 31, 2014 and 2013 and for the period from May 16, 2012 (inception) to March 31, 2014 (unaudited)

F-3

Condensed Consolidated Interim Statement of Stockholders’ Deficit for the period from May 16, 2012 (inception) to March 31, 2014 (unaudited)	F-4

Condensed Consolidated Interim Statements of Cash Flows for the six months ended March 31, 2014 and 2013 and for the period from May 16, 2012 (inception) to March 31, 2014 (unaudited)	F-5

Notes to Condensed Consolidated Interim Financial Statements (unaudited)	F-6 - F-22

3

Trio Resources, Inc. (An Exploration Stage Company)

Condensed Consolidated Balance Sheets As At

Expressed in US Dollars

(Unaudited)

	March 31, 2014	September 30, 2013
	$	$
CURRENT ASSETS
Cash	—	—
Prepaid expenses and other receivables	80,463	122,930
Total current assets	80,463	122,930

Loan receivable - related party	61,215	65,673
Patented claims (Note 3)	9,228	9,900
Property and equipment (Note 3)	219,577	238,876
TOTAL ASSETS	370,483	437,379

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness	62	10,830
Accounts payable and accrued liabilities	772,117	763,775
Loans payable (Note 7)	438,350	257,399
Convertible notes payable (Note 10)	924,187	482,655
Convertible draw down loan payable (Note 8)	425,000	—
Total current liabilities	2,559,716	1,514,659

Convertible draw down loan payable (Note 8)	—	425,000
Convertible note payable - related party (Note 9)	405,560	384,899
Convertible notes payable (Note 10)	1,541	483,708
Derivative liabilities (Note 11)	103,457	—
TOTAL LIABILITIES	3,070,274	2,808,266

STOCKHOLDERS’ DEFICIENCY
Authorized:
400,000,000 common stock, no par value
Issued and outstanding:
339,162,500 common stock as at March 31, 2014 (September 30, 2013 : 338,650,000 common stock) - (Note 4)	339,163	338,650
Excess of purchase price over net asset value (Notes 6 and 9)	(299,105)	(299,105)
Additional paid-in capital	320,763	312,683
Accumulated other comprehensive income	170,318	23,159
Deficit accumulated during the exploration stage	(3,230,930)	(2,746,274)
Total stockholders’ deficiency	(2,699,791)	(2,370,887)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	370,483	437,379

See accompanying notes

Trio Resources, Inc. (An Exploration Stage Company)

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

Expressed in US Dollars

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
	$	$
REVENUE	—	166,299

EXPENSES
Corporate expenses	139,266	510,649
Exploration and development costs	—	85,518
Interest expense	68,713	56,411
Changes in fair value of derivative liabilities (Note 12)	4,080	—
Depreciation	1,951	3,686
Total expenses	214,010	656,264

Net loss for the period before income taxes	(214,010)	(489,965)

Income taxes	—	—
NET LOSS FOR THE PERIOD	(214,010)	(489,965)

Foreign currency translation adjustment	81,770	25,751

COMPREHENSIVE LOSS	(132,240)	(464,214)

Loss per share, basic and diluted	(0.0004)	(0.0014)

Weighted average number of common stock outstanding, basic and diluted	339,162,500	338,643,889

See accompanying notes

Trio Resources, Inc. (An Exploration Stage Company)

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

Expressed in US Dollars

(Unaudited)

			Cumulative from
			May 16, 2012
	Six Months Ended	Six Months Ended	(inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
	$	$	$
REVENUE	—	166,299	219,385

EXPENSES
Corporate expenses	303,648	1,077,747	2,287,870
Exploration and development costs	21,775	151,735	467,605
Interest expense	137,892	106,561	378,621
Changes in fair value of derivative liabilities (Note 12)	17,339	—	17,339
Depreciation	4,002	7,022	21,846
Total expenses	484,656	1,343,065	3,173,281

Net loss for the period before income taxes	(484,656)	(1,176,766)	(2,953,896)

Income taxes	—	—	—
NET LOSS FOR THE PERIOD	(484,656)	(1,176,766)	(2,953,896)

Foreign currency translation adjustment	147,159	12,870	170,318

COMPREHENSIVE LOSS	(337,497)	(1,163,896)	(2,783,578)

Loss per share, basic and diluted	(0.0010)	(0.0039)

Weighted average number of common stock outstanding, basic and diluted	338,952,847	295,888,736

See accompanying notes

Trio Resources, Inc. (An Exploration Stage Company)

Condensed Consolidated Interim Statements of Stockholders’ Deficit

Expressed in US Dollars

(Unaudited)

				Excess of		Deficit
				purchase	Accumulated	accumulated
			Additional	price over	other	during the
	Common stock		paid-in	net asset	comprehensive	exploration
	Shares	Amount	capital	value	(loss) income	stage	Total
		$	$	$	$	$	$
May 16, 2012 (inception) issuance	213,000,000	213,000	—	—	—	(191,334)	21,666

Excess of purchase price over net asset value	—	—	—	(299,105)	—	—	(299,105)

Cumulative translation adjustment	—	—	—	—	(10,296)	—	(10,296)

Loss for the period	—	—	—	—	—	(479,034)	(479,034)
As at September 30, 2012	213,000,000	213,000	—	(299,105)	(10,296)	(670,368)	(766,769)

Acquisition of Allied Technologies Group, Inc.	109,000,000	109,000	—	—	—	(85,700)	23,300

Issuance of shares re: consulting agreement	16,650,000	16,650	312,683	—	—	—	329,333

Cumulative translation adjustment	—	—	—	—	33,455	—	33,455

Loss for the year	—	—	—	—	—	(1,990,206)	(1,990,206)
As at September 30, 2013	338,650,000	338,650	312,683	(299,105)	23,159	(2,746,274)	(2,370,887)

Issuance of shares re: consulting agreement	512,500	513	8,080	—	—	—	8,593

Cumulative translation adjustment	—	—	—	—	147,159	—	147,159

Loss for the period	—	—	—	—	—	(484,656)	(484,656)
As at March 31, 2014	339,162,500	339,163	320,763	(299,105)	170,318	(3,230,930)	(2,699,791)

Note 1: The former stock split for previously issued common shares resulted in negative Additional Paid-In Capital. This has been charged to Accumulated Deficit as an Appropriation of Capital. The stock split has been accounted for on a retrospective basis.

See accompanying notes

Trio Resources, Inc. (An Exploration Stage Company)

Condensed Consolidated Interim Statements of Cash Flows

Expressed in US Dollars

(Unaudited)

			Cumulative from
			May 16, 2012
	Six Months Ended	Six Months Ended	(inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(484,656)	(1,176,766)	(2,953,896)

Depreciation	4,002	7,022	21,846
Stock based payment for services	8,875	329,333	238,421
Accretion expense on convertible notes	44,095	41,293	145,950
Change in fair value of derivative liabilities	17,339	—	17,339
Net change in non-cash working capital balances:
Prepaid expense and other assets	40,670	(379,073)	17,007
Accounts payable and accrued liabilities	30,311	468,137	805,010
Cash used in operating activities	(339,364)	(710,054)	(1,708,323)

INVESTING ACTIVITIES
Purchase consideration (Note 6)	—	—	(99,510)
Loan receivable - related party	—	2,220	(67,331)
Purchase of Property and equipment	—	(12,337)	(174,699)
Cash used in investing activities	—	(10,117)	(341,540)

FINANCING ACTIVITIES
(Decrease) increase in bank indebtedness	(10,507)	—	481
Proceeds from issuance of common stock	—	—	21,196
Proceeds from issuance of convertible notes	67,500	689,089	1,054,261
Loans payable including draw down loan payable	233,407	10,335	925,726
Cash provided by financing activities	290,400	699,424	2,001,664

Net increase in cash during the period	(48,964)	(20,747)	(48,199)
Effect of foreign currency translation	48,964	12,870	48,199
Cash, beginning of the period	—	8,086	—
Cash, end of period	—	209	—

Non cash financial activities (Note 6)
Increase in convertible note payable - related party	—	—	298,135
Non-cash investing and financing activities	—	—	(299,105)
	—	—	(970)

See accompanying notes

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

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

The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Trio is considered the acquirer for accounting and financial reporting purposes. The effective date of the Share Exchange Agreement is December 14, 2012 and all of the necessary accounting adjustments were fully reflected in these unaudited condensed consolidated interim financial statements.

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

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

Going Concern

The unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception on May 16, 2012 to March 31, 2014, the Company has not generated significant revenue. As at March 31, 2014, the Company has a working capital deficiency of $2,479,253 and has accumulated deficit during the exploration stage of $3,230,930. To date, the Company has not generated positive cash flows from operations and has primarily relied upon debt and equity financing from third parties and related parties to finance its operations. The Company anticipates that its future mill operations will generate positive cash flows in fiscal 2015 provided that it is successful in obtaining additional financing in the foreseeable future. The Company has negotiated a $500,000 Draw Down facility (Note 8) with Seagel Investments Corp. of which $425,000 has been drawn as at March 31, 2014. On November 27, 2013, the Company entered into a draw down facility in the amount of $335,000 with a lender of which $75,000 has been obtained as at March 31, 2014. In addition, on July 3, 2014, the Company entered into a subscription agreement with accredited investors for the issuance of maximum of 25,000,000 shares at an offering price of $0.02 per share. As at the date of filing of this document, the Company raised $150,000 through the subscription for issuance of 7,500,000 shares pursuant to this subscription agreement.

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

Acquisition

On December 14, 2012, the Company completed a Share Exchange transaction pursuant to which it acquired 100% of the issued and outstanding equity securities of TrioResources AG Inc., which became its wholly owned subsidiary. Part of the consideration was a payment of $250,000, which was expensed during the previous year ended September 30, 2013, to Ihar Yaravenka, the former, sole officer, director and controlling shareholder for him to surrender and cancel 1,500,000 shares of common stock of the Company. As at the close of the Share Exchange, the Company had no assets or liabilities and it was a public shell company.

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

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

The Company’s fiscal year-end is September 30. The Company’s functional currency is Canadian (“CDN”) dollars. The Company’s reporting currency is the U.S. dollar. Assets and liabilities are translated into the U.S. dollar using the exchange rates at each balance sheet date. Revenue and expenses are translated at average rates prevailing during the reporting period. Stockholders’ deficiency is translated at historical rates. Adjustments resulting from translating the unaudited condensed consolidated interim financial statements into the U.S. dollar are recorded as a separate component of accumulated other comprehensive income (loss) in the statement of stockholders’ deficiency.

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

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

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, Update No. 2014-09—Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard”

Effective June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915). Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. As a result, the amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities.

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

Expressed in US Dollars

2. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)

The amendments also eliminate an exception previously provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to:

1) present inception-to-date information in the statements of income, cash flows, and shareholder equity;

2) label the financial statements as those of a development stage entity;

3) disclose a description of the development stage activities in which the entity is engaged; and

4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

3. Property and Equipment:

On June 15, 2012, the Company acquired property and equipment from 2023682 Ontario Inc., a commonly-controlled related party (see Note 6). The cost of these acquired assets was recorded at the same historical carrying values reflected in the accounts of 2023682 Ontario Inc.

Equipment and buildings consist of the following:

	March 31, 2014	September 30, 2013

Equipment	$208,857	$224,067
Less: Accumulated depreciation	(16,243)	(14,057)
Net equipment	192,614	210,010

Buildings	$30,980	$32,363
Less: Accumulated depreciation	(4,017)	(3,497)
Net buildings	26,963	28,866
	$219,577	$238,876

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

Expressed in US Dollars

3. Property and Equipment: (continued)

Depreciation expense of $1,951 and $4,002 were charged for the three and six months period ended March 31, 2014, respectively (2013 - $3,686 and $7,022). Equipment and buildings are depreciated on a straight line basis, once they are put in use, over their estimated useful lives:

●	Equipment 15 years; and

●	Buildings 20 years.

Patented Claims:

At March 31, 2014 and September 30, 2013, the Company also has mining property patent claims of $9,228 and $9,900, respectively (CDN$ 10,200 as at March 31, 2014 and September 30, 2013). These patent claims provide the Company with mining rights to certain land located in Coleman Township, District of Temiskaming, Ontario, Canada. On February 4, 2013 the Company made its first shipment of mineralized material for refining.

The patented claim was purchased in May 2012, in a related party transaction at CDN$10,200 (4,000MT of concentrate and book value of related party). No amortization has been charged since the date of purchase as amortization is based on units of production and the Company’s production volume up to March 31, 2014 is very insignificant.

4. Stockholders’ Deficit:

The Company’s authorized capital consists of 400,000,000 shares of common stock. At March 31, 2014, there were 339,162,500 shares of common stock issued and outstanding (September 30, 2013 - 338,650,000). (See Note 1 - Acquisition).

Pursuant to a consulting agreement entered on May 17, 2012 with Seagel Investments Corp., the Company issued to Seagel Investments Corp., 16,100,000 common shares which were valued at $26,833, being the fair value of the common shares. The Company recorded this amount as a consulting expense during the previous year ended September 30, 2013.

In January 2013 the Company entered into two consulting agreements which required the issuance of shares as part of the consideration. The first contact is for a 24 month term for 250,000 common shares issued for a total value of $137,500. The second contract is for a 6 month term for 300,000 common shares issued for a total value of $165,000. Both contracts were signed at the beginning of January 2013 and were recorded as prepaid expenses and are being amortized over the term of the respective agreements. The Company has recorded an expense in the amount of $25,938 and $51,876 for the three and six months period ended March 31, 2014 (2013 – $99,687 and $126,520, respectively).

Effective December 31, 2012 the number of shares outstanding were forward-split 100 shares for each share of record prior to the split (“Stock Split”).

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

Expressed in US Dollars

4. Stockholders’ Deficit: (continued)

On December 13, 2013, the Company issued 437,500 shares in respect of consulting services valued at $0.02 per share (being the trading price) amounting to $8,750, which was expensed during the previous quarter ended December 31, 2013.

On December 31, 2013, the Company issued 75,000 shares in respect of Stairs/Option Joint Venture Agreement. These shares were valued at $0.02 per share (being the trading price) and were recorded as prepaid expenses and are being amortized over the term of the agreement. The Company has recorded an expense in the amount of $125 and $126 for the three and six months period ended March 31, 2014 (2013 – $Nil and $Nil).

The total amount of the common shares outstanding was 339,162,500 as of March 31, 2014 comprising of 229,612,500 restricted shares and 109,550,000 non-restricted shares. The number of common shares outstanding as at September 30, 2013 was 338,650,000 comprising of 229,100,000 restricted shares and 109,550,000 non-restricted shares.

The restricted shares have been issued to various parties through private placement, as start-up capital or as consideration for professional services under the terms and conditions agreed with each party. These restricted shares will be available for sale under SEC Rule 144 when the conditions have been met regarding the holding period, trading volume formula and restrictive legends.

5. Earnings (Loss) Per Share (“EPS”):

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The weighted average number of shares outstanding for the three and six months period ended March 31, 2014 were 339,162,500 and 338,952,847, respectively (2013 – 338,643,889 and 295,888,736, respectively).

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

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

Expressed in US Dollars

6. Related Party Transactions: (continued)

Property and equipment	$88,596
Patent claims	10,374
Inventory	1,770
Total assets purchased	100,740

Purchase price	(610,260)

Discount on note payable (Note 7)	(210,415)

Deduction in shareholders’ deficiency	$(299,105)

This transaction was accounted for as a transfer between entities under common control, and the cost of these assets is based on the transferor’s carrying value of the asset. Management determined that the assets acquired did not meet the definition of a “business” as defined by accounting standards, or as a “predecessor business”, as defined in SEC rules.

No consulting fees were paid to Mr. J. Duncan Reid (Director) for the three and six months period ended March 31, 2014 (2013 - $20,000 and $40,000, respectively). As at March 31, 2014, the Company had advanced to 2023682 Ontario Inc. $61,215 (September 30, 2013 - $65,673). The amount is unsecured, non-interest bearing and is recorded as a loan receivable with no specific terms of repayment.

7. Loans Payable:

Loan payable represent unsecured and interest free financing provided by a third party. These loans are repayable on demand.

8. Convertible Draw Down Loan Payable:

The Company entered into a one-year Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. The facility bear interest at the rate of 10% per annum. The Company may from time to time request draw downs on this convertible debt facility subject to the discretion of the lender. The term of the Draw Down Facility is for one year during which the Company may draw down up to $500,000.

After the one year term, any outstanding principal and accrued interest shall be converted into a convertible note with an additional term of one (1) year. Pursuant to the terms of this Draw Down Facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement. The Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied Technologies Group Inc. on December 14, 2012 the Company became public. As at March 31, 2014 the amount outstanding under the Draw Down Facility was $425,000 (September 30, 2013 - $425,000).

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

Expressed in US Dollars

9. Convertible Note Payable – Related Party:

As of March 31, 2014, the Company has a convertible note payable of $405,560 (CDN $448,281) to 2023682 Ontario Inc. This note is due two years from the date of issue (June 15, 2012) and accrues interest at 3% per annum. The terms of the convertible notes specified that should the Company be successful in a ‘going public’ transaction it is convertible into common shares of the Company at the weighted average of the Company’s share price based on the average 5 day bid price, within 30 days of the Company going public. If there are no trades on any given day in the first 30 days after the Company’s stock begins to trade then the bid price will be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note is interest free for the first 12 months post-closing of the asset purchase, thereafter; it accrues interest at the rate of 3% per annum.

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

Accretion expense of $26,788 and $51,430 have been recognized for the three and six months ended March 31, 2014 (2013 - $25,643 and $51,728, respectively), which is included in interest expense in the unaudited condensed consolidated interim statements of operations.

10. Convertible Notes Payable:

	March 31, 2014	September 30, 2013

Convertible Note (a)	$924,187	$966,363
Convertible Note (b)	1,540	-
	925,727	966,363
Current portion	(924,187)	(482,655)
	$1,540	$483,708

(a)	The total convertible notes of $924,187 issued and outstanding as at March 31, 2014 are classified as current in accordance with their terms of maturity (Outstanding balances as at September 30, 2013 were $482,655 classified as current and $483,708 as non-current).

The details of the convertible notes outstanding as at March 31, 2014 are as follows:

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

Expressed in US Dollars

10. Convertible Notes Payable: (continued)

On September 30, 2012, the Company entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $266,445 (US $241,053), Siderion Capital Group Inc. in the amount of CDN $295,163 (US $267,034), and Seagel Investment Corp. in the amount of CDN $49,000 (US $47,559). Each of these September 30, 2012 convertible notes have a two (2) year term and have an interest rate of 10% per annum.

On October 31, 2012 the Company entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $7,000 (US $6,333), Siderion Capital Group Inc. in the amount of CDN $20,000 (US $18,094), Seagel Investment Corp. in the amount of CDN $2,500 (US $2,262), and Seagel Investment Ltd. in the amount of US $345,081 . Each of these October 31, 2012 convertible notes has a term of two (2) years and bears an interest rate of 10% per annum.

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

Interest expense of $38,028 and $77,583 have been recognized for the three and six months ended March 31, 2014 (2013 - $30,768 and $54,835, respectively)

(b)	On November 27, 2013, the Company entered into a convertible promissory note agreement (the “Note”) whereby the investor may purchase up to $335,000 face value convertible notes. The consideration is equal to $300,000 resulting in an original issue discount of $30,000 (approximately 10%). Pursuant to this agreement, the Company received $50,000 (face value of $55,833) on November 27, 2013 and $25,000 (face value of $27,917) on March 14, 2014. If the Company elects to repay the consideration received within 90 days from the effective date of the consideration, there is no interest due on the note. However, if the consideration is not repaid within 90 days of the effective date, there is a one-time interest charge equal to 12% of the outstanding principal balance. The note is convertible into common stock at the lender’s option, at the lower (a) $0.10 or (b) 60% of the lowest trade price in the 25 trading days previous to the conversion.

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

Expressed in US Dollars

10. Convertible Notes Payable: (continued)

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

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative component at its fair value with the residual allocated to the host debt contract, as follows:

	Allocation
	$50,000 Note	$25,000 Note

Compound embedded derivative	$62,007	$29,461
Financing costs expense	(5,000)	(2,500)
Day-one derivative loss	(7,007)	(1,961)
	$50,000	$25,000

The proceeds were allocated to between the compound embedded derivative and the financing costs expense. These resulted in a day-one derivative losses and therefore, there were no value allocated to these notes on the inception date. These Notes will be accreted up to its face value over the life of the Notes based on an effective interest rate of 21.15%. Amortization expense of $864 and $676 were recorded for the three and six months period ended March 31, 2014, respectively. The total carrying values of these Notes as of March 31, 2014 amounted to $1,541.

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

Expressed in US Dollars

11. Derivative Liabilities:

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2014 and the amounts that were reflected in income related to derivatives for the three and six months then ended:

	As at March 31, 2014
	Index shares	Fair values

Compound embedded derivatives	8,043,875	$(103,254)
Warrant derivatives	75,000	(203)
	8,118,875	$(103,457)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended March 31, 2014:

	Three Months Ended	Six Months Ended
	December 31, 2013	March 31, 2014

Compound embedded derivatives	$(7,707)	$(9,826)
Warrant derivatives	1,455	1,455
Day-one derivative losses	(7,007)	(8,968)
Total gain (loss)	$13,259	$(17,339)

The Company’s face value $55,833 and $27,917 Convertible Promissory Notes issued on November 27, 2013 and March 14, 2014, respectively (Also refer Note 10), and Common Stock Purchase Warrant issued on December 13, 2013 gave rise to derivative financial instruments. The Note embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option and default put.

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

As at March 31, 2014

Expressed in US Dollars

11. Derivative Liabilities: (continued)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	$50,000 Note		$25,000 Note
	Inception date	31 March 2014	Inception date	31 March 2014

Quoted market price on valution date	$0.07	$0.02	$0.02	$0.01
Contractual conversion rate	$0.048	$0.012	$0.02	$0.012
Contractual term to maturities	2 years	1.66 years	2 years	1.95 years
Implied expected term to maturity	1.612 years	0.992 years	1.612 years	1.527 years
Market volatility:
Range of volatities	125.65% - 183.52%	127.09% - 191.72%	125.65% - 183.52%	127.09% - 191.72%
Equivalent volatility	145.90%	148.49%	145.90%	148.49%
Contractual interest rate	6.00%	6.00%	6.00%	6.00%
Equivalent market risk adjusted interest rate	9.43%	9.43%	9.43%	9.43%
Equivalent credit risk adjusted yield	6.53%	6.53%	6.53%	6.53%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the six months ended March 31, 2014.

March 31, 2014

Balances at October 1, 2013	$-
Convertible Notes Financing	93,011
Changes in fair value inputs and assumptions reflected in income	10,446
Balances at March 31, 2014	$103,457

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

Expressed in US Dollars

11. Derivative Liabilities: (continued)

The fair value of the compound embedded derivative is significantly influenced by the Company’s trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

The Common Stock Purchase Warrant issued on December 13, 2013 contained a variable conversion price, the Company has classified it as a derivative liability.

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions utilized in the Binomial Lattice process are as follows for the warrants as of March 31, 2014:

March 31, 2014

Linked common shares	75,000
Quoted market price on valuation date	$0.01
Quoted market price on valuation date	$0.598
Term (years)	1.230
Range of market volatities	132.64% - 189.68%
Risk free rates using zero coupon US Treasury Security rates	0.07% - 0.38%

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the six months ended March 31, 2014.

March 31, 2014

Balances at October 1, 2013	$-
Common stock purchase warrants	1,658
Changes in fair value inputs and assumptions reflected in income	(1,455)
Balances at March 31, 2014	$203

The fair value of all warrant derivatives is significantly influenced by the Company’s trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

Expressed in US Dollars

12. Contingency

On October 22, 2012, the previous owner of the property, 2023682 Ontario Inc., owned by Duncan Reid (CEO of the Company), was fined CDN$56,265 by the Ontario Ministry of the Environment under the Environmental Protection Act for failing to comply with a Court Order to remove specified waste materials from the mill site. Under the terms of the Order, 2023682 Ontario Inc. had until July 31, 2014 to pay the fines and to comply with the Court Order to remove the specified waste material and, in the interim, to ensure that there is no migration or discharge of these materials into the ground or water. The liabilities and obligations with respect to this fine are with 2023682 Ontario Inc. Nevertheless, the Company has obtained a contractual indemnity from 2023682 Ontario Inc. in respect of this matter and any related liabilities in the event that 2023682 Ontario Inc. does not duly satisfy its obligations and an agreement that 2023682 Ontario Inc. will hold harmless the Company for any fines, legal actions or penalties associated with this matter. In addition, the Company has an agreement with 2023682 Ontario Inc. pursuant to which 2023682 Ontario Inc. has undertaken to dispose, at its cost, of the material as required in the court order within the specified time. In the event that 2023682 Ontario Inc. defaults with respect to any of these obligations, the Company may be subject to liability and exposure, including the disposal of these materials, any interim discharge from these materials (which are not currently in a permitted tailings pond) and related fines. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations. There has been a Notice of Garnishment served against Trio Resources, Inc. in the amounts of $45,874 CAD and $47,863 USD in respect of a claim against the Company’s CEO in his other business ventures. Currently, the motion is returnable in fiscal year 2014 and hence, the management cannot assess the likelihood of any outcome.

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

In consideration for the grant of the Option, the Company issued 75,000 Units (the “First Units”), to Teck during the previous quarter ended December 31, 2013. Each “Unit” (First Units and Second Units) shall be comprised of one common share in the capital of the Company (a “Share”) and one non-transferable share purchase warrant (a “Warrant”).

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

Expressed in US Dollars

13. Commitment (continued)

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

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at March 31, 2014

Expressed in US Dollars

14. Subsequent Events:

On July 3, 2014, the Company entered into a subscription agreement with accredited investors for the issuance of maximum of 25,000,000 shares at an offering price of $0.02 per share. As at the date of filing of this document, the Company raised $150,000 through the subscription for issuance of 7,500,000 shares pursuant to this subscription agreement.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of Trio Resources, Inc.(“we,” “us” or the “Company”) for the three months ended March 31, 2014 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

Forward Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward -looking statements” which can be identified by the use of the terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Quarterly Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to attract and retain management;

●	Our ability to enter in to long-term supply agreements for the mineralized material;

●	General economic conditions; and

●	Other factors discussed in Risk Factors.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As an exploration company we have not as yet generated significant operating revenues and have incurred operating losses of $3,230,930 from our inception, May 16, 2012, to March 31, 2014, and of $214,010 and $484,656 for the three and six months ended March 31, 2014, respectively. To date we have funded our operations through advances from a related party and from private third party lenders utilizing convertible notes and loans payable including draw down loan payable totaling $2,299,513 as explained in detail in the section “Liquidity and Capital Resources”.

Property

The Company acquired the Duncan Kerr property in May 2012. This property is located in Ontario, Canada, approximately three kilometers southeast of the town of Cobalt. Main features of this property are summarized as below:

●	The property is located in a region that is well known for its base and precious metal production. Past producing mines at Duncan Kerr have mined in excess of 32 million ounces of silver, and one of North America’s richest silver veins ever explored is located on the property per preliminary geologist report from TMK Associates on March 22, 2013.

●	The Company’s plans include 5,000 meters of diamond drilling and other exploration at the Duncan Kerr project as well as upgrading its existing mill capacity to be able to process up to 360 tons per day.

●	The Company has full rights and claims to this property including the existing mineralized material, onsite mill, other structures and equipment, and all surface and mineral rights.

●	This property has a very strategic location in terms of its access to major highways, rail spurs, power and fresh water.

●	Presence of estimated 1.3 million tons of mineralized material already located above ground.

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

Balance sheet – As at March 31, 2014 and September 30, 2013

Cash/Bank indebtedness

At March 31, 2014 the Company had bank indebtedness of $62 of as compared to bank indebtedness of $10,830 as at September 30, 2013. The decrease in bank indebtedness was mainly due to issuance of $75,000 convertible notes during the six months ended March 31, 2014.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Prepaid expenses and other receivables

At March 31, 2014 the Company had $80,463 of prepaid expenses and other receivables as compared to $122,930 as at September 30, 2013. The decrease of $42,467 during the six months period ended March 31, 2014 mainly represented amortization of prepaid expenses relating to consulting agreements.

Loan receivable – related party and Patented claims

There was no change in the balance of loan from a related party in the amount of CDN 67,663 and patented claims of CAD 10,200. The variation in the balance as at March 31, 2014 as compared to September 30, 2013 reflected the change in foreign exchange rates.

Property and equipment

At March 31, 2014 the Company had $219,577 of net book value of property and equipment as compared to $238,876 as at September 30, 2013. The decrease of $19,299 represented amortization expense of $4,002 for the six months period ended March 31, 2014 and the effects of difference in foreign exchange rates during the six months period ended March 31, 2014.

Accounts payable and accrued liabilities

At March 31, 2014 the Company had $772,117 of accounts payable and accrued liabilities as compared to $763,775 as at September 30, 2013. The increase of $8,342 represented accruals of $50,500 during the six months ended March 31, 2014 offset by the payments to suppliers amounting to $42,158.

Loans payable

At March 31, 2014 the Company had $438,350 of loans payable as compared to $257,399 as at September 30, 2013. The increase of $180,951 represented an interest free loan obtained from a third party to meet the day to day working capital requirement of the Company.

Convertible draw down loan payable

The Company entered into a one-year Convertible Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. As at March 31, 2014 and September 30, 2013 the amount outstanding under the Draw Down Facility was $425,000.

Convertible note payable – related party

At March 31, 2014 the Company had $405,560 of convertible note payable to a related party as compared to $384,899 as at September 30, 2013. The increase of $20,661 represented accretion expense of $51,430 for the six month period ended March 31, 2014 offset by the effects of change in foreign exchange rates. The note was issued on June 15, 2012 for a term of two years and carries interest at 3% per annum. This note is interest free for the first twelve months.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Convertible notes payable – third parties and derivative liabilities

At March 31, 2014 the Company had $1,029,185 of convertible notes payable to third parties and derivative liabilities as compared to $966,363 as at September 30, 2013. The increase of $62,822 represented mainly the issuance of a $75,000 convertible notes during the six months period ended March 31, 2014. These notes have been issued under multiple funding arrangements with third party investors for a term of two years and carries interest ranging from 10% to 12% per annum.

Statement of Operations – For the three and six months March 31, 2014 and 2013:

Expenses

Our expenses are classified primarily into the following categories.

●	Corporate expenses;

●	Exploration and development costs;

●	Interest and derivative expense; and

●	Depreciation

Corporate expenses and exploration and development costs

Corporate expenses and exploration and development costs for the three and six months ended March 31, 2014 were $139,266 and $325,423 as compared to $596,167 and $1,229,482 for the three and six months ended March 31, 2013, respectively. The expenses which are generally included in these categories are consulting, legal, professional and edgarization charges. TrioResources AG Inc. was operating as a private limited company up to December 14, 2012, when it became public through a reverse merger transaction. The increased corporate expenses and exploration and development costs in 2013 were mainly due to the reverse merger activities.

Interest expense, change in derivative liabilities and depreciation

Interest expense, changes in derivative liabilities and depreciation for the three ended March 31, 2014 were $68,713, $4,080 and $1,951 as compared to $56,411, $nil and $3,686, for the three months ended March 31, 2013, respectively. Interest expense, change in derivative liabilities and depreciation for the six ended March 31, 2014 were $137,892, $17,339 and $4,002 as compared to $106,561, $nil and $7,022, for the three months ended March 31, 2013, respectively. The increase in interest expense for the three and six months ended March 31, 2014 as compared to three and six months ended March 31, 2013 was mainly due to additional interest based financing obtained during the current period. Change in derivative liabiltities represented the derivative loss recognized resulting from the changes in fair values of promissory convertible notes as discussed in note 11 of the unaudited condensed consolidated interim financial statement.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At March 31, 2014, the Company had a working capital deficit of $2,479,253 compared to a working capital deficit of $1,391,729 as at September 30, 2013. The Company is actively seeking various financing operations to meet the working capital requirements.

To date we have relied on third parties to provide financing for our operations by way of convertible notes and other loans. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital. We will need capital to allow us to acquire additional properties to expand our exploration base. The Company anticipates that its future mill operations will generate positive cash flows in fiscal 2014 provided that it is successful in obtaining additional financing in the foreseeable future. The Company has negotiated a $500,000 Draw Down facility with Seagel Investments Corp. of which $425,000 has been drawn as at March 31, 2014. On November 27, 2013, the Company entered into a Draw Down Facility in the amount of $335,000 with a lender of which the Company has obtained $75,000 at March 31, 2014. Further, On July 3, 2014, the Company entered into a subscription agreement with accredited investors for the issuance of maximum of 25,000,000 shares at an offering price of $0.02 per share. As at the date of filing of this document, the Company raised $150,000 through the issuance of 7,500,000 shares pursuant to this subscription agreement. In addition we will need to provide the Company with working capital. The amount and timing of capital required will depend on when we are able to conclude agreements either to purchase additional land and the associated patented claims and/or enter into licensing or other working relationships to allow the Company to have access to the largest mining asset base possible within the financial constraints of the Company. If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt. There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

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

Subsequent Events

On July 3, 2014, the Company entered into a subscription agreement with accredited investors for the issuance of maximum of 25,000,000 shares at an offering price of $0.02 per share. As at the date of filing of this document, the Company raised $150,000 through the subscription for issuance of 7,500,000 shares pursuant to this subscription agreement.

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

ITEM 4. CONTROLS AND PROCEDURES (continued)

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this valuation, segregation of duties & maintenance of current accounting records have been identified as material weaknesses in internal control over financial reporting. Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting has material weaknesses at March 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes during the period ended March 31, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 22, 2012, the previous owner of the property, 2023682 Ontario Inc., owned by Duncan Reid (CEO of the Company), was fined CDN$56,265 by the Ontario Ministry of the Environment under the Environmental Protection Act for failing to comply with a Court Order to remove specified waste materials from the mill site. Under the terms of the Order, 2023682 Ontario Inc. had until July 31, 2014 to pay the fines and to comply with the Court Order to remove the specified waste material and, in the interim, to ensure that there is no migration or discharge of these materials into the ground or water. The liabilities and obligations with respect to this fine are with 2023682 Ontario Inc. Nevertheless, the Company has obtained a contractual indemnity from 2023682 Ontario Inc. in respect of this matter and any related liabilities in the event that 2023682 Ontario Inc. does not duly satisfy its obligations and an agreement that 2023682 Ontario Inc. will hold harmless the Company for any fines, legal actions or penalties associated with this matter. In addition, the Company has an agreement with 2023682 Ontario Inc. pursuant to which 2023682 Ontario Inc. has undertaken to dispose, at its cost, of the material as required in the court order within the specified time. In the event that 2023682 Ontario Inc. defaults with respect to any of these obligations, the Company may be subject to liability and exposure, including the disposal of these materials, any interim discharge from these materials (which are not currently in a permitted tailings pond) and related fines. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations. There has been a Notice of Garnishment served against Trio Resources, Inc. in the amounts of $45,874 CAD and $47,863 USD in respect of a claim against the Company’s CEO in his other business ventures. Currently, the motion is returnable in fiscal year 2014 and hence, the management cannot assess the likelihood of any outcome.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 13, 2013, the Company issued 437,500 shares in respect of consulting services valued at $0.02 per share (being the trading price) amounting to $8,750, which was expensed during the current period ended December 31, 2013. On December 31, 2013, the Company issued 75,000 shares in respect of Stairs/Option Joint Venture Agreement. These shares were valued at $0.02 per share (being the trading price) and were recorded as expense to be amortized over the period of the agreement. On July 3, 2014, the Company entered into a subscription agreement with accredited investors for the issuance of maximum of 25,000,000 shares at an offering price of $0.02 per share. As at the date of filing of this document, the Company raised $150,000 through the subscription for issuance of 7,500,000 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO RESOURCES, INC.

Dated: July 17, 2014	By:	/s/ J. Duncan Reid
J. Duncan Reid, Chief Executive Officer and Chief Financial Officer

