Form 10-Q/A
period 2014-03-31
Trio Resources, Inc.
filed 2014-07-18
CIK 1532828

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 339,162,500 as of July 17, 2014.

EXPLANATORY NOTE

The sole purpose of this amendment to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, originally filed with the Securities and Exchange Commission on July 17, 2014, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the condensed consolidated financial statements and notes included in Part I, Item I of the Form 10-Q.

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

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

* Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, with the Securities and Exchange Commission on July 17, 2014.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO RESOURCES, INC.

Dated: July 18, 2014	By:	/s/ J. Duncan Reid
J. Duncan Reid,
Chief Executive Officer and Chief Financial Officer