Form 10-Q
period 2014-06-30
Trio Resources, Inc.
filed 2014-08-13
CIK 1532828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 333-178472

TRIO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0369568
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

100 King Street West,
Suite 5600
Toronto, ON	M5X 1C9
(Address of principal executive officers)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 341,162,500 as of August 13, 2014.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Trio Resources, Inc.

(An Exploration Stage Company)

CONDENSED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

INDEX

Condensed Consolidated Balance Sheets as at June 30, 2014 and September 30, 2013 (unaudited)	F-1

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three months ended June 30, 2014 and 2013 (unaudited)	F-2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the nine months ended June 30, 2014 and 2013 and for the period from May 16, 2012 (inception) to June 30, 2014 (unaudited)	F-3

Condensed Consolidated Interim Statement of Stockholders’ Deficit for the period from May 16, 2012 (inception) to June 30, 2014 (unaudited)	F-4

Condensed Consolidated Interim Statements of Cash Flows for the nine months ended June 30, 2014 and 2013 and for the period from May 16, 2012 (inception) to June 30, 2014 (unaudited)	F-5

Notes to Condensed Consolidated Interim Financial Statements (unaudited)	F-6 - F-19

3

Trio Resources, Inc. (An Exploration Stage Company)

Condensed Consolidated Balance Sheets As At

Expressed in US Dollars

(Unaudited)

	June 30, 2014	September 30, 2013
	$	$
CURRENT ASSETS
Cash	1,547	—
Prepaid expenses and other receivables (Note 4)	81,782	122,930
Total current assets	83,329	122,930

Loan receivable - related party	63,380	65,673
Patented claims (Note 3)	9,555	9,900
Property and equipment (Note 3)	224,475	238,876
TOTAL ASSETS	380,739	437,379

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness	—	10,830
Accounts payable and accrued liabilities	940,317	763,775
Loans payable (Note 7)	483,527	257,399
Convertible notes payable (Note 10)	944,669	482,655
Convertible draw down loan payable (Note 8)	425,000	—
Total current liabilities	2,793,513	1,514,659

Convertible draw down loan payable (Note 8)	—	425,000
Convertible note payable - related party (Note 9)	444,128	384,899
Convertible notes payable (Note 10)	2,741	483,708
Derivative liabilities (Note 11)	104,775	—
TOTAL LIABILITIES	3,345,157	2,808,266

STOCKHOLDERS’ DEFICIENCY
Authorized:
400,000,000 common stock, no par value
Issued and outstanding:
339,162,500 common stock as at June 30, 2014 (September 30, 2013 : 338,650,000 common stock) - (Note 4)	339,163	338,650
Excess of purchase price over net asset value (Notes 6 and 9)	(299,105)	(299,105)
Additional paid-in capital	320,763	312,683
Accumulated other comprehensive income	88,688	23,159
Deficit accumulated during the exploration stage	(3,413,927)	(2,746,274)
Total stockholders’ deficiency	(2,964,418)	(2,370,887)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	380,739	437,379

See accompanying notes

Trio Resources, Inc. (An Exploration Stage Company)

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

Expressed in US Dollars

(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013
	$	$

REVENUE	—	172,016

EXPENSES
Corporate expenses	95,541	473,418
Exploration and development costs	20,453	81,037
Interest expense	63,731	59,718
Changes in fair value of derivative liabilities (Note 11)	1,288	—
Depreciation	1,984	3,640
Total expenses	182,997	617,813

Net loss for the period before income taxes	(182,997)	(445,797)

Income taxes	—	—
NET LOSS FOR THE PERIOD	(182,997)	(445,797)

Foreign currency translation adjustment	(81,630)	57,800

COMPREHENSIVE LOSS	(264,627)	(387,997)

Loss per share, basic and diluted	(0.0008)	(0.0013)

Weighted average number of common stock outstanding, basic and diluted	339,162,500	338,650,000

See accompanying notes

Trio Resources, Inc. (An Exploration Stage Company)

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

Expressed in US Dollars

(Unaudited)

			Cumulative from
	Nine Months	Nine Months	May 16, 2012
	Ended	Ended	(inception) to
	June 30, 2014	June 30, 2013	June 30, 2014
	$	$	$

REVENUE	—	338,315	219,385

EXPENSES
Corporate expenses	399,189	1,551,165	2,383,411
Exploration and development costs	42,228	232,773	488,058
Interest expense	201,623	166,279	442,352
Changes in fair value of derivative liabilities (Note 11)	18,627	—	18,627
Depreciation	5,986	10,662	23,830
Total expenses	667,653	1,960,879	3,356,278

Net loss for the period before income taxes	(667,653)	(1,622,564)	(3,136,893)

Income taxes	—	—	—
NET LOSS FOR THE PERIOD	(667,653)	(1,622,564)	(3,136,893)

Foreign currency translation adjustment	65,529	70,670	88,688

COMPREHENSIVE LOSS	(602,124)	(1,551,894)	(3,048,205)

Loss per share, basic and diluted	(0.0018)	(0.0052)

Weighted average number of
common stock outstanding, basic and diluted	339,024,630	310,142,491

See accompanying notes

Trio Resources, Inc. (An Exploration Stage Company)

Condensed Consolidated Interim Statements of Stockholders’ Deficit

Expressed in US Dollars

(Unaudited)

				Excess of		Deficit
				purchase	Accumulated	accumulated
			Additional	price over	other	during the
	Common stock		paid-in	net asset	comprehensive	exploration
	Shares	Amount	capital	value	(loss) income	stage	Total
		$	$	$	$	$	$
May 16, 2012 (inception) issuance	213,000,000	213,000	—	—	—	(191,334)	21,666

Excess of purchase price over net asset value	—	—	—	(299,105)	—	—	(299,105)

Cumulative translation adjustment	—	—	—	—	(10,296)	—	(10,296)

Loss for the period	—	—	—	—	—	(479,034)	(479,034)
As at September 30, 2012	213,000,000	213,000	—	(299,105)	(10,296)	(670,368)	(766,769)

Acquisition of Allied Technologies Group, Inc.	109,000,000	109,000	—	—	—	(85,700)	23,300

Issuance of shares re: consulting agreement	16,650,000	16,650	312,683	—	—	—	329,333

Cumulative translation adjustment	—	—	—	—	33,455	—	33,455

Loss for the year	—	—	—	—	—	(1,990,206)	(1,990,206)
As at September 30, 2013	338,650,000	338,650	312,683	(299,105)	23,159	(2,746,274)	(2,370,887)

Issuance of shares re: consulting agreement	512,500	513	8,080	—	—	—	8,593

Cumulative translation adjustment	—	—	—	—	65,529	—	65,529

Loss for the period	—	—	—	—	—	(667,653)	(667,653)
As at June 30, 2014	339,162,500	339,163	320,763	(299,105)	88,688	(3,413,927)	(2,964,418)

Note 1: The former stock split for previously issued common shares resulted in negative Additional Paid-In Capital. This has been charged to Accumulated Deficit as an Appropriation of Capital. The stock split has been accounted for on a retrospective basis.

See accompanying notes

Trio Resources, Inc. (An Exploration Stage Company)

Condensed Consolidated Interim Statements of Cash Flows

Expressed in US Dollars

(Unaudited)

			Cumulative from
	Nine Months	Nine Months	May 16, 2012
	Ended	Ended	(inception) to
	June 30, 2014	June 30, 2013	June 30, 2014
	$	$	$
OPERATING ACTIVITIES
Net loss for the period	(667,653)	(1,622,564)	(3,136,893)

Depreciation	5,986	10,662	23,830
Stock based payment for services	8,875	312,683	238,421
Accretion expense on convertible notes	74,503	54,310	176,358
Change in fair value of derivative liabilities	18,627	—	18,627
Net change in non-cash working capital balances:
Prepaid expense and other assets	40,777	(294,108)	17,114
Accounts payable and accrued liabilities	199,487	634,999	974,186
Cash used in operating activities	(319,398)	(904,018)	(1,688,357)

INVESTING ACTIVITIES
Purchase consideration (Note 6)	—	—	(99,510)
Loan receivable - related party	—	—	(67,331)
Purchase of Property and equipment	—	(14,760)	(174,699)
Cash used in investing activities	—	(14,760)	(341,540)

FINANCING ACTIVITIES
(Decrease) increase in bank indebtedness	(10,519)	4,242	469
Proceeds from issuance of common stock	—	—	21,196
Proceeds from issuance of convertible notes	67,500	853,124	1,054,261
Loans payable including draw down loan payable	246,833	53,326	939,152
Cash provided by financing activities	303,814	910,692	2,015,078

Net decrease in cash during the period	(15,584)	(8,086)	(14,819)
Effect of foreign currency translation	17,131	—	16,366
Cash, beginning of the period	—	8,086	—
Cash, end of period	1,547	—	1,547

Non cash financial activities (Note 6)
Increase in convertible note payable - related party	—	—	298,135
Non-cash investing and financing activities	—	—	(299,105)
	—	—	(970)

See accompanying notes

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at June 30, 2014

Expressed in US Dollars

1. Organization, Nature of Business, Going Concern and Management Plans

Organization and Nature of Business

Trio Resources, Inc. (“Trio Resources” or the “Company”), formerly Allied Technologies Group, Inc. (“Allied”), was incorporated in the state of Nevada on September 22, 2011.

On December 14, 2012, Allied entered into a share exchange agreement (the “Share Exchange Agreement”) with TrioResources AG Inc. (“Trio or TrioResources AG Inc.”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Trio (the “Share Exchange”). As a result of the Share Exchange, Trio became the wholly-owned subsidiary of Company and the Trio shareholders became the controlling shareholders of Company, owning an aggregate of 66.15% of the issued and outstanding shares of common stock of Trio Resources. The acquisition was accounted for as a recapitalization using accounting principles applicable to reverse acquisitions whereby the consolidated financial statements subsequent to the date of the acquisition are presented as a continuation of TrioResources AG Inc. Under reverse acquisition accounting TrioResources AG Inc. (legal subsidiary) will be treated as the accounting parent (acquirer) and Company, Inc. (legal parent) will be treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the reverse acquisition, which includes one for one issuance of Company shares to the TrioResources AG Inc. shareholders.

Under the terms of the Share Exchange Agreement, the former sole director, officer, and principal shareholder of the Company (the “Principal Shareholder”), cancelled all 1,500,000 shares of the Company’s common stock that he owned, which constituted 57.9% of the issued and outstanding shares of the Company’s common stock prior to the Share Exchange.

On December 14, 2012, the Company filed a Certificate of Amendment of its Articles of Incorporation (the “Charter Amendment”) with the Secretary of State of Nevada to (1) change its name from Allied Technologies Group, Inc. to Trio Resources, Inc. (the “Name Change”) and (2) increase its total authorized shares of common stock, from 75,000,000 shares to 400,000,000 shares (the “Authorized Share Increase”). Additionally, as a condition to closing of the Share Exchange Ageement, the Company’s Board of Directors approved and authorized the Company to take the necessary steps to effect a forward stock split of the Company’s issued and outstanding shares of common stock, such that each one (1) issued and outstanding share of common stock automatically changed and converted into one hundred (100) shares of common stock (the “Forward Stock Split”).

The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Trio is considered the acquirer for accounting and financial reporting purposes. The effective date of the Share Exchange Agreement was December 14, 2012 and all of the necessary accounting adjustments have been fully reflected in these unaudited condensed consolidated interim financial statements.

The Company is considered to be an exploration stage company as defined under U.S. Securities and Exchange Commission (“SEC”) Guide 7 (a) (4) (i) Description of Property by Issuers Engaged or to be Engaged in Significant Mining. The Company’s principal business is the exploration of mineral resources on the Company’s existing property and any new properties it may acquire and the processing of mineralized material on its property.

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at June 30, 2014

Expressed in US Dollars

1. Organization, Nature of Business, Going Concern and Management Plans (continued)

Going Concern

The unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception on May 16, 2012 to June 30, 2014, the Company has not generated significant revenue. As at June 30, 2014, the Company has a working capital deficiency of $2,710,184 and has accumulated deficit during the exploration stage of $3,413,927. To date, the Company has not generated positive cash flows from operations and has primarily relied upon debt and equity financing from third parties and related parties to finance its operations. The Company anticipates that its future mill operations will generate positive cash flows in fiscal 2015 provided that it is successful in obtaining additional financing in the foreseeable future. The Company has negotiated a $500,000 Draw Down facility (Note 8) with Seagel Investments Corp. of which $425,000 has been drawn as at June 30, 2014. On November 27, 2013, the Company entered into a draw down facility in the amount of $335,000 with a lender of which $75,000 has been obtained as at June 30, 2014. In addition, on August 7, 2014, the Company closed its private placement offering with certain accredited investors for 27,250,000 shares of the Company’s common stock at an offering price of $0.02 per share for gross proceeds of $545,000. As of the date of this filing, these shares have not been issued.

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

Acquisition

On December 14, 2012, the Company completed a Share Exchange transaction pursuant to which the Company acquired 100% of the issued and outstanding equity securities of TrioResources AG Inc., which became its wholly owned subsidiary. In connection with the Share Exchange, Ihar Yaravenka, the former, sole officer, director and controlling shareholder of the Company was paid $250,000, which was expensed during the Company’s previous year ended September 30, 2013, in exchange for Mr. Yaravenka’s surrendering and the Company canceling 1,500,000 shares of common stock of the Company. As at the close of the Share Exchange, the Company had no assets or liabilities and it was a public shell company.

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

As at June 30, 2014

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

As at June 30, 2014

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

As at June 30, 2014

Expressed in US Dollars

3. Property and Equipment:

On June 15, 2012, the Company acquired property and equipment from 2023682 Ontario Inc., a commonly-controlled related party (see Note 6). The cost of these acquired assets was recorded at the same historical carrying values reflected in the accounts of 2023682 Ontario Inc.

Equipment and buildings consist of the following:

	June 30, 2014	September 30, 2013

Equipment	$216,243	$224,067
Less: Accumulated depreciation	(18,445)	(14,057)
Net equipment	197,798	210,010

Buildings	31,232	32,363
Less: Accumulated depreciation	(4,555)	(3,497)
Net buildings	26,677	28,866
	$224,475	$238,876

Depreciation expense of $1,984 and $5,986 were charged for the three and nine month periods ended June 30, 2014, respectively (2013 - $3,640 and $10,662). Equipment and buildings are depreciated on a straight line basis, once they are put in use, over their estimated useful lives:

●	Equipment 15 years; and

●	Buildings 20 years.

Patented Claims:

At June 30, 2014 and September 30, 2013, the Company had mining property patent claims of $9,555 and $9,900, respectively (CDN$10,200 as of June 30, 2014 and September 30, 2013). These patent claims provide the Company with mining rights to certain land located in Coleman Township, District of Temiskaming, Ontario, Canada. On February 4, 2013 the Company made its first shipment of mineralized material for refining.

The patented claim was purchased in May 2012, in a related party transaction at a purchase price of CDN$10,200 (4,000MT of concentrate and book value of related party). No amortization has been charged since the date of purchase because amortization is based on units of production and the Company’s production volume through June 30, 2014 was very insignificant.

4. Stockholders’ Deficit:

The Company’s authorized capital stock consists of 400,000,000 shares of common stock. At June 30, 2014, there were 339,162,500 shares of common stock issued and outstanding (at September 30, 2013 there were 338,650,000 shares of common stock issued and outstanding). (See Note 1 - Acquisition).

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at June 30, 2014

Expressed in US Dollars

4. Stockholders’ Deficit (continued):

Pursuant to a consulting agreement entered into on May 17, 2012 with Seagel Investments Corp., the Company issued to Seagel Investments Corp., 16,100,000 shares of common stock valued at $26,833, such value being the fair value of the shares of common stock on the date of issuance. The Company recorded this amount as a consulting expense during the previous year ended September 30, 2013.

Effective December 31, 2012 the number of shares outstanding were forward-split 100 shares for each share of record prior to the split (“Stock Split”).

In January 2013 the Company entered into two consulting agreements which required the issuance of shares as part of the consideration. The first contact is for a 24 month term for 250,000 common shares issued for a total value of $137,500. The second contract is for a 6 month term for 300,000 common shares issued for a total value of $165,000. Both contracts were signed at the beginning of January 2013 and were recorded as prepaid expenses and are being amortized over the term of the respective agreements. The Company has recorded an expense in the amount of $25,938 and $74,503 for the three and nine month periods ended June 30, 2014 (2013 – $99,687 and $126,520, respectively).

Effective December 31, 2012 the number of shares outstanding were forward-split 100 shares for each share of record prior to the split (“Stock Split”).

On December 13, 2013, the Company issued 437,500 shares of common stock in consideration for certain consulting services. The shares of common stock were valued at $0.02 per share (the price at which our common stock was trading on the date of issuance) and had a value of $8,750, which was expensed during the previous quarter ended December 31, 2013.

On December 31, 2013, the Company issued 75,000 shares of common stock in connection with that certain Stairs/Option Joint Venture Agreement (see note 13). These shares were valued at $0.02 per share (the price at which our common stock was trading on the date of issuance) and were recorded as prepaid expenses and are being amortized over the term of the agreement. The Company has recorded an expense in the amount of $126 and $252 for the three and nine month periods ended June 30, 2014 (as compared to $Nil and $Nil for the three and nine month periods ended June 30, 2013).

The total number of shares of common stock outstanding was 339,162,500 as of June 30, 2014 comprising of 229,612,500 restricted shares and 109,550,000 non-restricted shares. The number of shares of common stock outstanding as at September 30, 2013 was 338,650,000 comprising of 229,100,000 restricted shares and 109,550,000 non-restricted shares.

The restricted shares have been issued to various parties through private placements, as start-up capital or as consideration for professional services. These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

5. Earnings (Loss) Per Share (“EPS”):

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The weighted average number of shares outstanding for the three and nine month periods ended June 30, 2014 were 339,162,500 and 339,024,630, respectively (as compared to 338,650,000 and 310,142,491, for the three and nine month periods ended June 30, 2013 respectively).

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at June 30, 2014

Expressed in US Dollars

6. Related Party Transactions:

On June 15, 2012, the Company purchased certain assets from 2023682 Ontario Inc., a related party in which the Company’s current Chief Executive Officer, Mr. J. Duncan Reid, was the sole director. The value of the assets purchased by the Company was carried over at the historical carrying amounts that were recorded by the related party. The purchase consideration paid by the Company to the related party consisted of cash of CDN $100,000 ($99,510) and a promissory note in the amount of CDN $500,000 ($485,300). Because the purchase was from a commonly controlled related party, the excess of the purchase price over the carrying value of the assets purchased has been reflected as a deduction against Stockholders’ Deficit, equivalent to a distribution of equity to the stockholder. The assets purchased and consideration given is as follows:

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

No consulting fees were paid to Mr. J. Duncan Reid for the three and nine month periods ended June 30, 2014 ( as compared to $20,000 and $60,000 for the three and nine month period ended June 30, 2013, respectively). As at June 30, 2014, the Company had advanced to 2023682 Ontario Inc. $63,380 (September 30, 2013 - $65,673). The amount is unsecured, non-interest bearing and is recorded as a loan receivable with no specific terms of repayment.

7. Loans Payable:

Loans payable represent unsecured and interest free financing provided by a third party. These loans are repayable on demand.

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at June 30, 2014

Expressed in US Dollars

8. Convertible Draw Down Loan Payable:

The Company entered into a one-year draw down facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. The facility bears interest at the rate of 10% per annum. The Company may from time to time request to draw down on this convertible debt facility subject to the discretion of the lender. The term of the draw down facility is for one year during which the Company may draw down up to $500,000.

After completion of the one-year term, any outstanding principal and accrued interest remaining on the debt facility will be converted into a convertible note with an additional term of one (1) year. Pursuant to the terms of this draw down facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement. The Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied Technologies Group Inc. on December 14, 2012 the Company became public. As at June 30, 2014 the amount outstanding under the draw down facility was $425,000 (as compared to $425,000 on September 30, 2013).

9. Convertible Note Payable – Related Party:

As of June 30, 2014, the Company has a convertible note payable of $444,128 (CDN $474,141) to 2023682 Ontario Inc. This note is due two years from the date of issuance (June 15, 2012) and accrues interest at 3% per annum beginning on the one year anniversary of issuance. The terms of this convertible note specified that if the Company was successful in a ‘going public’ transaction, the convertible note would become convertible into shares of common stock of the Company at a conversion price equal to the weighted average of the Company’s share price based on the average 5 day bid price, within 30 days of the Company going public. If there are no trades on any given day in the first 30 days after the Company’s stock begins to trade then the bid price will be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note is interest free for the first 12 months post-closing of the asset purchase, thereafter; it accrues interest at the rate of 3% per annum.

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

Accretion expense of $23,073 and $74,503 have been recognized for the three and nine months ended June 30, 2014 (2013 - $25,643 and $54,310, respectively), which is included in interest expense in the unaudited condensed consolidated interim statements of operations.

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at June 30, 2014

Expressed in US Dollars

10. Convertible Notes Payable:

	June 30, 2014	September 30, 2013

Convertible Note (a)	$944,669	$966,363
Convertible Note (b)	2,741	-
	947,410	966,363
Current portion	(944,669)	(482,655)
	$2,741	$483,708

(a)	The total convertible notes of $944,169 issued and outstanding as at June 30, 2014 are classified as current in accordance with their terms of maturity (Outstanding balances as at September 30, 2013 were $482,655 classified as current and $483,708 as non-current).

The details of the convertible notes outstanding as at June 30, 2014 are as follows:

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

On October 31, 2012 the Company entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $7,000 (US $6,333), Siderion Capital Group Inc. in the amount of CDN $20,000 (US $18,094), Seagel Investment Corp. in the amount of CDN $2,500 (US $2,262), and Seagel Investment Ltd. in the amount of US $345,081. Each of these October 31, 2012 convertible notes has a term of two (2) years and bears an interest rate of 10% per annum.

All of the convertible notes referred to above may be converted, at any time at the option of the holder, into shares of the common stock of the Company, or in the event that Debtor goes public into the shares of the public company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement.

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

Interest expense of $36,508 and $114,091 have been recognized for the three and nine months ended June 30, 2014 (2013 - $30,768 and $85,603, respectively)

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at June 30, 2014

Expressed in US Dollars

10. Convertible Notes Payable: (continued)

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

The Note provides for redemption upon the occurrence of an event of default. Default conditions include non-servicing of the debt and certain other credit risk related conditions. Default conditions also include certain equity indexed events including failures to file public information documents and failure to comply with Rule 144 requirements. The remedy to the lender for an event of default is payment of the greater of (i) the outstanding balance of the Note divided by the conversion price on the date the default amount is either demanded or paid in full, whichever has a lower conversion price multiplied by the VWAP on the date the default amount is either demanded or paid in full, whichever has a higher VWAP, or (ii) 150% of the outstanding balance of the note.

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

The proceeds were allocated to between the compound embedded derivative and the financing costs expense. These resulted in a day-one derivative losses and therefore, there were no value allocated to these notes on the inception date. These Notes will be accreted up to its face value over the life of the Notes based on an effective interest rate of 21.15%. Amortization expense of $1,200 and $2,741 were recorded for the three and nine month periods ended June 30, 2014, respectively. The total carrying values of these Notes as of June 30, 2014 amounted to $2,741.

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at June 30, 2014

Expressed in US Dollars

11. Derivative Liabilities:

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2014 and the amounts that were reflected in income related to derivatives for the three and nine months then ended:

	As at June 30, 2014
	Index shares	Fair values

Compound embedded derivatives	8,043,875	$(104,572)
Warrant derivatives	75,000	(203)
	8,118,875	$(104,775)

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended June 30, 2014:

	Three Months Ended	Nine Months Ended
	June 30, 2014	June 30, 2014

Compound embedded derivatives	$(1,288)	$(11,787)
Warrant derivatives	-	1,455
Day-one derivative losses	-	(8,295)
Total gain (loss)	$(1,288)	$(18,627)

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

As at June 30, 2014

Expressed in US Dollars

11. Derivative Liabilities: (continued)

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	$50,000 Note		$25,000 Note
	Inception date	30 June 2014	Inception date	30 June 2014

Quoted market price on valution date	$0.07	$0.04	$0.02	$0.04
Contractual conversion rate	$0.048	$0.012	$0.02	$0.012
Contractual term to maturities	2 years	1.41 years	2 years	1.71 years
Implied expected term to maturity	1.612 years	0.886 years	1.612 years	1.452 years
Market volatility:
Range of volatities	125.65% - 183.52%	127.09% - 191.72%	125.65% - 183.52%	127.09% - 191.72%
Equivalent volatility	145.90%	148.49%	145.90%	148.49%
Contractual interest rate	6.00%	6.00%	6.00%	6.00%
Equivalent market risk adjusted interest rate	9.43%	9.43%	9.43%	9.43%
Equivalent credit risk adjusted yield	6.53%	6.53%	6.53%	6.53%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the nine months ended June 30, 2014.

June 30, 2014

Balances at October 1, 2013	$-
Convertible Notes Financing	93,011
Changes in fair value inputs and assumptions reflected in income	11,764
Balances at June 30, 2014	$104,775

The fair value of the compound embedded derivative is significantly influenced by the Company’s trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

The Common Stock Purchase Warrant issued on December 13, 2013 contained a variable conversion price, the Company has classified it as a derivative liability.

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions utilized in the Binomial Lattice process are as follows for the warrants as of June 30, 2014:

June 30, 2014

Linked common shares	75,000
Quoted market price on valuation date	$0.01
Quoted market price on valuation date	$0.598
Term (years)	1.230
Range of market volatities	132.64% - 189.68%
Risk free rates using zero coupon US Treasury Security rates	0.07% - 0.38%

Trio Resources, Inc. (An Exploration Stage Company)

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

As at June 30, 2014

Expressed in US Dollars

11. Derivative Liabilities: (continued)

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the nine months ended June 30, 2014.

June 30, 2014

Balances at October 1, 2013	$-
Common stock purchase warrants	1,658
Changes in fair value inputs and assumptions reflected in income	(1,455)
Balances at June 30, 2014	$203

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

As at June 30, 2014

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

On June 13, 2014, the Company entered into a two year rent agreement with the Regus Group of Companies at a monthly rent of $2,800 per month with monthly payments beginning in July 2014.

14. Subsequent Events:

On August 7, 2014, the Company closed its private placement offering with certain accredited investors for 27,250,000 shares of the Company’s common stock at an offering price of $0.02 per share for gross proceeds of $545,000. As of the date of this filing, these shares have not been issued.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of Trio Resources, Inc.(“we,” “us” or the “Company”) for the three months ended June 30, 2014 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

As an exploration company we have not as yet generated significant operating revenues and have incurred operating losses of $3,413,927 from our inception, May 16, 2012, to June 30, 2014, and of $182,997 and $667,653 for the three and nine months ended June 30, 2014, respectively. To date we have funded our operations through advances from a related party and from private third party lenders utilizing convertible notes and loans payable including draw down loan payable totaling $2,300,065 as explained in detail in the section “Liquidity and Capital Resources”.

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

Balance sheet – As at June 30, 2014 and September 30, 2013

Cash/Bank indebtedness

At June 30, 2014 the Company had cash of $1,547 as compared to bank indebtedness of $10,830 as at September 30, 2013. The decrease in bank indebtedness was mainly due to issuance of $75,000 convertible notes during the nine months ended June 30, 2014.

Prepaid expenses and other receivables

At June 30, 2014 the Company had $81,782 of prepaid expenses and other receivables as compared to $122,930 as at September 30, 2013. The decrease of $41,148 during the nine month periods ended June 30, 2014 mainly represented amortization of prepaid expenses relating to consulting agreements, offset by an increase in prepaid rent.

Loan receivable – related party and patented claims

There was no change in the balance of loan from a related party in the amount of CDN 67,663 and patented claims of CAD 10,200. The variation in the balance as at June 30, 2014 as compared to September 30, 2013 reflected the change in foreign exchange rates.

Property and equipment

At June 30, 2014 the Company had $224,475 of net book value of property and equipment as compared to $238,876 as at September 30, 2013. The decrease of $14,401 represented amortization expense of $5,986 for the nine month periods ended June 30, 2014 and the effects of difference in foreign exchange rates during the nine month periods ended June 30, 2014.

Accounts payable and accrued liabilities

At June 30, 2014 the Company had $940,317 of accounts payable and accrued liabilities as compared to $763,775 as at September 30, 2013. The increase of $176,542 represented accruals of $134,384 during the nine months ended June 30, 2014 offset by the payments to suppliers amounting to $42,158.

Loans payable

At June 30, 2014 the Company had $483,527 of loans payable as compared to $257,399 as at September 30, 2013. The increase of $226,128 mainly represented interest free loans obtained from third parties to meet the day to day working capital requirement of the Company.

Convertible draw down loan payable

The Company entered into a one-year Convertible Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. As at June 30, 2014 and September 30, 2013 the amount outstanding under the Draw Down Facility was $425,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Convertible note payable – related party

At June 30, 2014 the Company had $444,128 of convertible note payable to a related party as compared to $384,899 as at September 30, 2013. The increase of $59,229 represented accretion expense of $74,503 for the nine month period ended June 30, 2014 offset by the effects of change in foreign exchange rates. The note was issued on June 15, 2012 for a term of two years and carries interest at 3% per annum. This note is interest free for the first twelve months.

Convertible notes payable – third parties and derivative liabilities

At June 30, 2014 the Company had $1,052,185 of convertible notes payable to third parties and derivative liabilities as compared to $966,363 as at September 30, 2013. The increase of $85,822 represented mainly the issuance of a $75,000 convertible notes during the nine month periods ended June 30, 2014. All these outstanding notes as at June 30, 2014 were issued under multiple funding arrangements with third party investors for a term of two years and carries interest ranging from 10% to 12% per annum.

Statement of Operations – For the three and nine months June 30, 2014 and 2013:

Expenses

Our expenses are classified primarily into the following categories.

●	Corporate expenses;

●	Exploration and development costs;

●	Interest and derivative expense; and

●	Depreciation

Corporate expenses and exploration and development costs

Corporate expenses and exploration and development costs for the three and nine months ended June 30, 2014 were $115,994 and $441,417 as compared to $554,455 and $1,783,938 for the three and nine months ended June 30, 2013, respectively. The expenses which are generally included in these categories are consulting, legal, professional and edgarization charges. TrioResources AG Inc. was operating as a private limited company up to December 14, 2012, when it became public through a reverse merger transaction. The increased corporate expenses and exploration and development costs in 2013 were mainly due to the reverse merger activities.

Interest expense, change in derivative liabilities and depreciation

Interest expense, changes in derivative liabilities and depreciation for the three ended June 30, 2014 were $63,731, $1,288 and $1,984 as compared to $59,718, $nil and $3,640, for the three months ended June 30, 2013, respectively. Interest expense, change in derivative liabilities and depreciation for the nine ended June 30, 2014 were $201,623, $18,627 and $5,986 as compared to $166,279, $nil and $10,662, for the nine months ended June 30, 2013, respectively. The increase in interest expense for the three and nine months ended June 30, 2014 as compared to three and nine months ended June 30, 2013 was mainly due to additional interest based financing obtained during the current period. Change in derivative liabiltities represented the derivative loss recognized resulting from the changes in fair values of promissory convertible notes as discussed in note 11 of the unaudited condensed consolidated interim financial statement.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At June 30, 2014, the Company had a working capital deficit of $2,710,184 compared to a working capital deficit of $1,391,729 as at September 30, 2013. The Company is actively seeking various financing operations to meet the working capital requirements.

To date we have relied on third parties to provide financing for our operations by way of convertible notes and other loans. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital. We will need capital to allow us to acquire additional properties to expand our exploration base. The Company anticipates that its future mill operations will generate positive cash flows in fiscal 2014 provided that it is successful in obtaining additional financing in the foreseeable future. The Company has negotiated a $500,000 Draw Down facility with Seagel Investments Corp. of which $425,000 has been drawn as at June 30, 2014. On November 27, 2013, the Company entered into a Draw Down Facility in the amount of $335,000 with a lender of which the Company has obtained $75,000 at June 30, 2014. Further, On July 3, 2014, the Company entered into a subscription agreement with accredited investors for the issuance of maximum of 25,000,000 shares at an offering price of $0.02 per share. As at the date of filing of this document, the Company raised $500,000 through the subscription for issuance of 25,000,000 shares pursuant to this subscription agreement. In addition we will need to provide the Company with working capital. The amount and timing of capital required will depend on when we are able to conclude agreements either to purchase additional land and the associated patented claims and/or enter into licensing or other working relationships to allow the Company to have access to the largest mining asset base possible within the financial constraints of the Company. If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt. There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

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

Subsequent Events

On August 7, 2014, the Company closed its private placement offering with certain accredited investors for 27,250,000 shares of the Company’s common stock at an offering price of $0.02 per share for gross proceeds of $545,000. As of the date of this filing, these shares have not been issued.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer each concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the period ended June 30, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO RESOURCES, INC.

Dated: August 13, 2014	By:	/s/ J. Duncan Reid
J. Duncan Reid, Chief Executive Officer and Chief Financial Officer

