Form 10-K
period 2014-09-30
Trio Resources, Inc.
filed 2015-01-13
CIK 1532828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED SEPTEMBER 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Telephone +905-366-7301

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common stock, par value $0.001 per share

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

$3,391,625 as of March 31, 2014.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of January 13, 2015, the registrant has 369,353,231 shares of Common Stock issued and outstanding.

Page | 2

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

Page | 3

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” the “Company,” or “Trio Resources” are the combined business of Trio Resources, Inc. and its consolidated subsidiary, TrioResources AG Inc.

In addition, unless the context otherwise requires and for the purposes of this report only:

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

Trio Resources, Inc. and its subsidiary (the “Company”) is a Canadian exploration stage and small-scale processing company focused on developing the current mineral potential of historically rich mining regions. Our operations have been limited to acquiring our initial land holdings and patented claims and our initial milling and mining assets to allow us to begin to implement our plan to start small scale concentration of existing above ground mineral resources.

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

Trio is organized to hold assets in the mining industry, targeting older mining camps with residual value. Trio’s intention is to conduct an extensive exploration program, in conjunction with milling initiatives to monetize the existing above-ground mineralized material on-site, with the purpose of being cash-flow positive primarily through milling and marketing mineralized material and concentrate to refiners, as well as producing precious metals and other valuable minerals. Trio’s business plan is currently focused on monetizing existing assets and beginning exploration on its existing property. Specifically, Trio plans to monetize its existing above-ground assets by way of: (i) selling our bulk concentrate to refiners as-is (without requiring further processing on the part of the Company); (ii) further processing our concentrate via gravitational separation in order to yield a higher concentrate material which we would market (as ready for smelting) to a broader range of refiners than with option (i); and (iii) millings our additional mineralized material to be marketable via options (i) or (ii). To date, we have commenced marketing our bulk-concentrate material via option (i), through selling it to a refiner, as-is. Subject to availability of additional financing and/or revenues generated through our mill operations, we plan to commence an exploration program in the third quarter of fiscal 2015.

TrioResources AG Inc. (“Trio Resources AG” or “Trio”) was founded on May 16, 2012 by Jeffrey Duncan Reid, the current chief executive officer and chairman of the board of directors of the Company. Since its inception, TrioResources AG completed a limited exploration initiative of its main property which consisted of a small drilling program of 5 AQ size drill holes. The deepest drill hole was 187 feet and the shallowest was 122 feet. The targeted area was determined based on historic magnetic resonance data acquired from the previous owner of the property.

Page | 4

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

As an exploration company we have not as yet generated significant operating revenues and have accumulated deficit of $4,034,516 from our inception, May 16, 2012, to September 30, 2014. To date we have funded our operations through advances from a related party and from private third party lenders.

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

Page | 5

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

d)	Company’s products and market opportunities

Silver, Cobalt and Nickel have been recovered from Trio’s mineralized concentrate. An overview of the uses and market demand for each of the Company’s initial metal products is explained below:

Silver

J P Morgan downgraded its silver price forecasts for both 2014 and 2015 – it now sees silver averaging $19.56 per ounce this year, down five percent from the previous forecast of $20.52. It also forecasts silver to average $18.25 in 2015, down 12 percent on its previous prediction of $20.75. Silver bottomed out at $15.39/15.43 per ounce earlier, which was the lowest since February 2010. (Source – J P Morgan - http://www.bulliondesk.com/gold-news/focus-jp-morgan-lowers-gold-silver-forecasts-slack-buying-interest-84713/)

HSBC and Deutsche Bank have recently issued new forecasts for average silver prices for 2014. HSB forecasts an average silver price of $27 per ounce in 2014 and Deutsche Bank expected higher silver prices of $34 per ounce in 2014.

Page | 6

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

Acquisition of TrioResources AG Inc.

On December 14, 2012, Trio Resources, Inc. (the “Parent”) entered into the Exchange Agreement with Ihar Yaravenka, the former principal shareholder of the Parent (the “Principal Shareholder”) and TrioResources AG Inc. in exchange for 2,130,000 common shares (the “Share Exchange”) of the Company, and the Principal Shareholder has agreed to surrender and cancel 1,500,000 common shares of the Parent, (the “Principal Shareholder Shares”) for $250,000. As a result of the Share Exchange, the shareholders of TrioResources AG Inc. received 2,130,000 shares of Trio Resources Inc. and TrioResources AG Inc. became our wholly owned subsidiary. The Share Exchange was accounted for as a recapitalization, wherein TrioResources AG Inc. is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of TrioResources AG Inc. have been brought forward at their book value and no goodwill has been recognized.

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

Stairs Option/Joint Venture Agreement

On September 25, 2013, the Company entered into a Stairs Option/ Joint Venture Agreement with Teck Resources Limited, a corporation incorporated under the laws of Canada with an office at 3300 – 550 Burrard Street, Vancouver, British Columbia V6C 0B3 (“Teck”). The main features of the agreement are as follows:

●	Teck is the registered and beneficial owner of a 100% undivided leasehold interest (the “Teck Interest”) in the Stairs property located in Ontario;

●	Teck has agreed to grant the Company an option to acquire the Teck Interest, subject only to Teck’s right to reacquire or to earn back 65% of the interest in the property by incurring optional Expenditures equal to two times Trio’s Expenditures to date or completing a feasibility study (the “Back-in Right”) and the 2% smelter return royalty (the “NSR Royalty”) reserved to Teck, upon and subject to the terms and conditions as explained in the agreement; and

●	If Trio exercises the Option and Teck exercises its Back-in Right, then the NSR Royalty will be extinguished and Trio and Teck will participate as joint venture partners for any further exploration or, if deemed warranted, development of the Property upon the terms set out in this Agreement.

Page | 7

Under the Agreement, Teck has granted to the Company the sole, exclusive and irrevocable right and option (the “Option”) to earn, subject to Teck’s Back-in Right and the NSR royalty reserved out of the grant, which rights and royalty were reserved from the Option. The Company may exercise the Option by:

a)	Incurring an aggregate $1,500,000 in Expenditures as follows:

On or Before	Cumulative Expenditures
June 30, 2015	$245,000
September 30, 2015	$1,000,000
September 30, 2016	$1,500,000

The Expenditure of $245,000 due to be incurred on or before June 30, 2015 is a commitment, whereas the balance of the Expenditures are optional; and

b)	Issuing and delivering to Teck a further 25,000 Units (the “Second Units”) on completion of the Expenditures necessary to exercising the Option.

f)	Competition

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

As at September 30, 2014, the Company has two full time and three part time employees consisting of executive officers and employees at the mine/mill site. The Company additionally employs the services of consultants and qualified third parties like professional geologists and mining engineers.

Page | 8

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

Page | 9

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

Page | 10

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

We had a working capital deficit of $2,835,054 and an accumulated deficit of $4,034,516 as of September 30, 2014. These factors among others indicate that there is substantial doubt as to whether we may be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

Page | 11

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

Page | 12

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

Page | 13

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

We are subject to Canadian governmental regulations that may limit our operations, increase our expenses or subject us to liability.

Our operations are subject to Canadian laws, ordinances and regulations regarding, among other things:

●	Environmental matters, including the presence of hazardous or toxic substances;

●	Land preservation;

●	Health and safety; and

●	Zoning, land use and other entitlements.

In developing any project in Canada, we may be required to obtain the approval of numerous Canadian governmental authorities (and others) regulating matters such as:

●	Installation of utility services such as gas, electric, water and waste disposal;

●	Permitted land uses; and

●	The design, methods and materials used in the exploration and mining for previous metals and other minerals.

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

Our stock price may be volatile and as a result investors could lose all or part of their investment. In addition to volatility associated with over-the-counter securities in general, the value of any investment could decline due to the impact of any of the following factors upon the market price of our common stock:

●	Changes in the worldwide price for silver and other minerals;

●	Disappointing results from our exploration and drilling efforts;

●	Fluctuation in production costs that make exploration or milling uneconomical;

●	Unanticipated variations in grade and other geological problems;

●	Unusual or unexpected rock formations;

●	Failure to reach commercial production or producing at lower rates than those targeted;

●	Decline in demand for our common stock;

●	Downward revisions in securities analysts’ estimates or changes in general market conditions;

●	Investor perception of our industry or our company; and/or

●	General economic trends.

Page | 14

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

Additional risks may exist since we have become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

Page | 15

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

Page | 16

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

Page | 17

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	regulatory actions regarding our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting the our industry;

●	additions or departures of key personnel;

●	sales of the our Common Stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

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

The Duncan Kerr Property is located within the Cobalt Embayment in the Southern Province of the Canadian Shield. The oldest rocks on the Property are Archean mafic volcanics that have been intruded by several lamprophyre dykes. These rocks have been unconformably overlain by Proterozoic age Huronian sediments. A large south-southeast dipping Nipissing diabase sill intrudes the Archean mafic volcanics and Huronian sediments. This sill is part of a domed Nipissing diabase sheet that is also exposed to the north of the property and dips towards the north. Most of the silver deposits in the Cobalt Camp (>450Moz Ag) are located proximal to the Huronian-Archean unconformity and are spatially associated with the Nipissing diabase sills. Most of the historical production has been within 200m of the contacts of the diabase, making the geology on the Duncan Kerr Property a favorable setting for silver mineralization. This is supported by the historical production on the Property by the Kerr Lake and Lawson Mines that have combined produced estimates >30,000,000 oz of silver (Ag). (“Sabina, Ann P., 2000. Rocks and Minerals for the Collector: Cobalt-Belleterre-Timmins, Ontario and Quebec, GSC. Miscellaneous Report 57, 266 p.”; “Ontario Dept. of Mines, 1968, MRC No.10, Silver Cobalt Calcite Vein Deposits of Ontario, by A.O.Sergiades”, “http://www.mindat.org/article.php/1398/Exploring+Cobalt+The+Historic+Silver+Capital+of+Canada”)

Page | 18

ITEM 2. PROPERTIES (continued)

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

On September 25, 2013, the Company entered into a Stairs Option/Joint Venture Agreement with Teck Resources Limited, as described in more detail in ITEM 1. Business.

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

On October 22, 2012, the previous owner of the property, 2023682 Ontario Inc., owned by Duncan Reid (CEO of the Company), was fined CDN$56,265 by the Ontario Ministry of the Environment under the Environmental Protection Act for failing to comply with a Court Order to remove specified waste materials from the mill site. Under the terms of the Order, 2023682 Ontario Inc. had until July 31, 2014 to pay the fines and to comply with the Court Order to remove the specified waste material and, in the interim, to ensure that there is no migration or discharge of these materials into the ground or water. The liabilities and obligations with respect to this fine are with 2023682 Ontario Inc. Nevertheless, the Company has obtained a contractual indemnity from 2023682 Ontario Inc. in respect of this matter and any related liabilities in the event that 2023682 Ontario Inc. does not duly satisfy its obligations and an agreement that 2023682 Ontario Inc. will hold harmless the Company for any fines, legal actions or penalties associated with this matter. In addition, the Company has an agreement with 2023682 Ontario Inc. pursuant to which 2023682 Ontario Inc. has undertaken to dispose, at its cost, of the material as required in the court order within the specified time. In the event that 2023682 Ontario Inc. defaults with respect to any of these obligations, the Company may be subject to liability and exposure, including the disposal of these materials, any interim discharge from these materials (which are not currently in a permitted tailings pond) and related fines. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations. There has been a Notice of Garnishment served against Trio Resources, Inc. in the amounts of $45,874 CAD and $47,863 USD in respect of a claim against the Company’s CEO in his other business ventures. Currently, the motion is returnable in fiscal year 2015 and hence, the management cannot assess the likelihood of any outcome.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Page | 19

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

	Fiscal September 30, 2014
	High	Low

First Quarter (October 1, 2013 – December 31, 2013)	$0.44	$0.01
Second Quarter (January 1, 2014 – March 31, 2014)	$0.03	$0.01
Third Quarter (April 1, 2014 – June 30, 2014)	$0.05	$0.01
Fourth Quarter (July 1, 2014 – September 30, 2014)	$0.05	$0.01

	Fiscal September 30, 2013
	High	Low

First Quarter (December 14*, 2012 – December 31, 2012)	$0.00	$0.00
Second Quarter (January 1, 2013 – March 31, 2013)	$1.05	$0.50
Third Quarter (April 1, 2013 – June 30, 2013)	$0.64	$0.30
Fourth Quarter (July 1, 2013 – September 30, 2013)	$1.27	$0.33

* The reverse merger took place on December 14, 2012. Stock prices are available subsequent to the first quarter ended December 31, 2012.

Holders

As at the date of filing of this document, we had 48 stockholders of our common stock.

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

Page | 20

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2014, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

Sale of Unregistered Securities

On August 7, 2014, the Company closed its private placement offering with certain accredited investors for 27,250,000 shares of the Company’s common stock at an offering price of $0.02 per share for gross proceeds of $545,000. This include share issuance costs of $16,620 which has been netted against gross proceeds.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Balance sheet – As at September 30, 2014 and 2013

Cash/Bank indebtedness

At September 30, 2014 the Company had cash of $4,374 as compared to bank indebtedness of $10,830 as at September 30, 2013. The change from bank indebtedness to cash position in 2014 is mainly due to new financings raised during the current year.

Prepaid expenses and other receivables

At September 30, 2014 the Company had $47,949 of prepaid expenses and other receivables as compared to $122,930 as at September 30, 2013. The decrease of $74,981 during the current year mainly represents amortization of prepaid expenses relating to a consulting agreement.

Loan receivable – related party

At September 30, 2014 the Company had $72,919 of loan receivable as compared to $65,673 as at September 30, 2013. The increase of $7,246 during the current year mainly represents payments of certain expenses on behalf of the related party.

Mining property claims

At September 30, 2014 the Company had $9,101 of mining property claims as compared to $9,900 as at September 30, 2013. The change is due to change in the foreign exchange rate.

Property and equipment

At September 30, 2014 the Company had $340,794 of net book value of property and equipment as compared to $238,876 as at September 30, 2013. The increase of $101,918 during the current year mainly represents purchase of mining equipment amounting to $94,950 and additions in building improvements amounting to $22,101 offset by the depreciation charge of $16,852 for the year ended September 30, 2014 and the impact of the exchange rate.

Page | 21

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Accounts payable and accrued liabilities

At September 30, 2014 the Company had $984,176 of accounts payable and accrued liabilities as compared to $763,775 as at September 30, 2013. The increase of $220,401 during the current year mainly represents outstanding invoices for the consultants, interest accrual on notes and other charges and accruals. Currently the Company is facing liquidity issues and is in the process of obtaining extended credit terms from the suppliers. The significant increase also reflects the Company’s aggressive growth strategy especially after the reverse merger which took place in December 2012. The Company is seeking various financing arrangements to meet the working capital requirements.

Loans payable

At September 30, 2014 the Company had $379,826 of loans payable as compared to $257,399 as at September 30, 2013. These loans are interest free and are obtained from third parties to meet the day to day working capital requirement of the Company.

Promissory notes payable

At September 30, 2014 the Company had $146,000 of promissory notes payable as compared to $nil as at September 30, 2013. These promissory notes carry interest at 8% per annum and has a maturity of six months from the date of issuance.

Convertible draw down loan payable

The Company also entered into a one-year Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. As at September 30, 2014 and 2013 the amount outstanding under the Draw Down Facility was $425,000.

Convertible note payable – related party

At September 30, 2014 the Company had $446,101 of convertible note payable to a related party as compared to $384,899 as at September 30, 2013. The increase of $61,202 represents accretion expense of $103,438 for the current year offset by the effects of change in foreign exchange rates. The note was issued on June 15, 2012 for a term of two years and carries interest at 3% per annum. This note was interest free for the first twelve months.

Convertible notes payable – third parties and derivative liabilities

At September 30, 2014 the Company had $952,375 of convertible notes payable to third parties and derivative liabilities as compared to $966,363 as at September 30, 2013. All these outstanding notes as at September 30, 2014 were issued under multiple funding arrangements with third party investors for a term of two years and carries interest ranging from 10% to 12% per annum.

Statement of Operations – For the years ended September 30, 2014 and 2013

Sales

Sales for the year ended September 30, 2014 was $nil as compared to sales of $219,385 for the year ended September 30, 2013. Previous year sales represented sale of screened and silver concentrate to two customers.

Expenses

Our expenses are classified primarily into the following categories.

●	Corporate expenses;

●	Exploration and development costs;

●	Interest expense; and

●	Depreciation

Page | 22

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate expenses and exploration and development costs

Corporate expenses and exploration and development costs for the year ended September 30, 2014 were $740,382 and $247,423 as compared to $1,689,158 and $280,017, respectively, for the year ended September 30, 2013. The significant decrease in corporate expenses by $948,776 is mainly due to the fact that the Company was operating as a private limited company from May 16, 2012 (inception) to December 14, 2012, when it became public through a reverse merger transaction. As a result significant corporate expenses were incurred during the year ended September 30, 2013 to align with the Company’s strategic growth model.

Exploration and development costs are almost in line with the previous year.

Interest expense and changes in fair value of derivative liabilities

Interest expense and depreciation for the year ended September 30, 2014 were $264,958 and $16,852 as compared to $226,166 and $14,250, respectively, for the year ended September 30, 2013. The increase in interest expense in the current year as compared to previous year is mainly due to additional financing obtained during the year 2014 in the form of convertible notes.

Changes in fair value of derivatives represents valuation of the derivative element of the convertible notes obtained during the year ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2014, the Company had a working capital deficit of $2,835,054 and an accumulated deficit of $4,034,516. The Company is actively seeking various financing operations to meet the working capital requirements.

We have relied on equity financing and on third parties to provide financing for our operations by way of convertible notes and other loans. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital.  We will need capital to allow us to acquire additional properties to expand our exploration base. The Company anticipates that its future mill operations will generate positive cash flows in fiscal 2014 provided that it is successful in obtaining additional financing in the foreseeable future. The Company has negotiated a $500,000 Draw Down facility (Note 9) with Seagel Investments Corp. of which $425,000 has been drawn as at September 30, 2014. On November 27, 2013, the Company entered into a Draw Down Facility in the amount of $335,000 with a lender of which the Company obtained $75,000 during the year ended September 30, 2014. The Company during the year ended September 30, 2014 raised $146,000 in the form of promissory notes.

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

As at the September 30, 2014, the outstanding convertible note from a related party and secured convertible notes under multiple funding arrangements with various third-party investors totaling $2,349,302. To date we have funded our operations through equity financing, advances from a related party and from private third party lenders utilizing convertible notes and other loans.

Subsequent event:

In October 2014, the remaining convertible note of $25,000 with accrued interest of $3,190 was converted into 22,490,731 shares of common stock in accordance with the conversion option as explained in Note 7.

On December 24, 2014, the Company entered into an agreement with a private lender and raised $250,000. The term of the debt is six months from the date of receipts of the fund and carries interest 10% per annum to be prepaid on the same day funds are received. The debt is secured by a general security agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

Page | 23

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Trio Resources, Inc.

Consolidated Financial Statements

September 30, 2014 and 2013

Page | 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Trio Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Trio Resources, Inc. and its subsidiary (“the Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2014. Trio Resources, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years in the two-year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has significant operating losses, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations, which raise substantial doubt about its ability to continue as a going concern. The Company’s management plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 12, 2014	Chartered Professional Accountants
Toronto, Ontario	Licensed Public Accountants

Trio Resources, Inc.

Consolidated Balance Sheets

(Expressed in United States Dollar)

	September 30, 2014	September 30, 2013
	$	$
CURRENT ASSETS
Cash	4,374	—
Prepaid expenses and other receivables	47,949	122,930
Total current assets	52,323	122,930

Loan receivable - related party (Note 12)	72,919	65,673
Property and equipment (Note 3)	340,794	238,876
Mining property claims (Note 4)	9,101	9,900
TOTAL ASSETS	475,137	437,379

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness	—	10,830
Accounts payable and accrued liabilities	984,176	763,775
Loans payable (Note 5)	379,826	257,399
Promissory notes payable (Note 6)	146,000	—
Convertible notes payable (Note 7)	917,108	482,655
Convertible draw down loan payable (Note 9)	425,000	—
Derivative liabilities (Note 8)	35,267	—
Total current liabilities	2,887,377	1,514,659

Convertible draw down loan payable (Note 9)	—	425,000
Convertible note payable - related party (Notes 10 and 12)	446,101	384,899
Convertible notes payable (Note 7)	—	483,708
TOTAL LIABILITIES	3,333,478	2,808,266

STOCKHOLDERS’ DEFICIENCY
Authorized:
400,000,000 common stock, no par value
Issued and outstanding:
346,862,500 common stock as at September 30, 2014 (September 30, 2013 : 338,650,000 common stock) - (Note 11)	346,863	338,650
Shares to be issued (Note 11)	27,250	—
Excess of purchase price over net asset value (Notes 12)	(299,105)	(299,105)
Additional paid-in capital	881,892	312,683
Accumulated other comprehensive income	219,275	23,159
Accumulated deficit	(4,034,516)	(2,746,274)
Total stockholders’ deficiency	(2,858,341)	(2,370,887)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	475,137	437,379

See accompanying notes

Trio Resources, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in United States Dollar)

	Year ended September 30, 2014	Year ended September 30, 2013
	$	$

REVENUE	—	219,385

EXPENSES
Corporate expenses	740,382	1,689,158
Exploration and development costs	247,423	280,017
Interest expense	264,958	226,166
Changes in fair value of derivative liabilities (Note 8)	18,627	—
Depreciation	16,852	14,250
Total expenses	1,288,242	2,209,591

Net loss for the year before income taxes	(1,288,242)	(1,990,206)

Income taxes (Note 14)	—	—
NET LOSS FOR THE YEAR	(1,288,242)	(1,990,206)

Foreign currency translation adjustment	196,116	33,455

COMPREHENSIVE LOSS	(1,092,126)	(1,956,751)

Loss per share, basic and diluted	(0.0032)	(0.0062)

Weighted average number of common stock outstanding - basic and diluted (Note 13)	339,920,278	317,729,861

See accompanying notes

Trio Resources, Inc.

Consolidated Statements of Stockholders’ Deficiency

(Expressed in United States Dollar)

					Excess of
					purchase	Accumulated
				Additional	price over	other
	Common stock		Share to	paid-in	net asset	comprehensive	Accumulated
	Shares	Amount	be issued	capital	value	(loss) income	deficit	Total
		$	$	$	$	$	$	$
As at September 30, 2012	213,000,000	213,000	—	—	(299,105)	(10,296)	(670,368)	(766,769)

Acquisition of Allied Technologies Group, Inc. (Note 1 below)	109,000,000	109,000	—	—	—	—	(85,700)	23,300

Issuance of shares re: consulting agreement (Note 1 below)	16,650,000	16,650	—	312,683	—	—	—	329,333

Cumulative translation adjustment	—	—	—	—	—	33,455	—	33,455

Loss for the year	—	—	—	—	—	—	(1,990,206)	(1,990,206)
As at September 30, 2013	338,650,000	338,650	—	312,683	(299,105)	23,159	(2,746,274)	(2,370,887)

Issuance of shares re: consulting agreement	512,500	513	—	8,080	—	—	—	8,593

Shares to be issued in respect of private placements	—	—	27,250	501,130	—	—	—	528,380

Conversion of a note	7,700,000	7,700	—	59,999	—	—	—	67,699

Cumulative translation adjustment	—	—	—	—	—	196,116	—	196,116

Loss for the year	—	—	—	—	—	—	(1,288,242)	(1,288,242)
As at September 30, 2014	346,862,500	346,863	27,250	881,892	(299,105)	219,275	(4,034,516)	(2,858,341)

Note 1: The former stock split for previously issued common shares resulted in negative Additional Paid-In Capital. This has been charged to Accumulated Deficit as an Appropriation of Capital. The stock split has been accounted for on a retrospective basis.

See accompanying notes

Trio Resources, Inc.

Consolidated Statements of Cash Flows

(Expressed in United States Dollar)

	Year ended September 30, 2014	Year ended September 30, 2013
	$	$
OPERATING ACTIVITIES
Net loss for the year	(1,288,242)	(1,990,206)

Depreciation	16,852	14,250
Stock based payment for services and property	8,875	229,546
Accretion expense on convertible notes	98,247	101,855
Change in fair value of derivative liabilities	18,627	—
Net change in non-cash working capital balances:
Prepaid expense and other assets	72,220	(13,640)
Accounts payable and accrued liabilities	286,889	713,379
Cash used in operating activities	(786,532)	(944,816)

INVESTING ACTIVITIES
Loan receivable - related party	(12,987)	—
Purchase of property and equipment	(141,732)	(144,570)
Cash used in investing activities	(154,719)	(144,570)

FINANCING ACTIVITIES
(Decrease) increase in bank indebtedness	(10,500)	10,988
Proceeds from issuance of common stock	528,380	—
Proceeds from issuance of convertible notes	213,500	379,146
Convertible draw down loan payable	-	425,000
Loans payable	183,731	267,319
Cash provided by financing activities	915,111	1,082,453

Net decrease in cash during the year	(26,140)	(6,933)
Effect of foreign currency translation	30,514	(1,153)
Cash, beginning of the year	—	8,086
Cash, end of year	4,374	—

See accompanying notes

Trio Resources, Inc.

Notes to the Consolidated Financial Statements

(Expressed in United States Dollar)

1. Organization and Nature of Business, Going Concern, and Acquisition

Organization and Nature of Business

Trio Resources, Inc. (the “Company”, “Trio Resources” or Trio Resources, Inc. and its subsidiary), formerly Allied Technologies Group, Inc. (“Allied”) was incorporated in the state of Nevada on September 22, 2011.

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

Trio Resources, Inc. and its subsidiary (“the Company”) has filed a Certificate of Amendment of its Articles of Incorporation (the “Charter Amendment”) with the Secretary of State of Nevada to (1) change its name from Allied Technologies Group, Inc. to Trio Resources, Inc. (the “Name Change”) and (2) increase its total authorized shares of Common Stock, from 75,000,000 shares to 400,000,000 shares (the “Authorized Share Increase”). Additionally, as a condition to close the Share Exchange, the Company’s Board of Directors approved and authorized the Company to take the necessary steps to effect a forward stock split of the issued and outstanding shares of Common Stock, such that each lot of one (1) issued and outstanding share of Common Stock shall be automatically changed and converted into one hundred (100) shares of Common Stock, payable to all holders of record of the Common Stock as of December 31, 2012 (the “Forward Stock Split”).

The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Trio is considered the acquirer for accounting and financial reporting purposes. The effective date of the Share Exchange Agreement is December 14, 2012 and all of the necessary accounting adjustments were fully reflected in these consolidated financial statements.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception on May 16, 2012 to September 30, 2014, the Company has not generated significant revenue and has incurred losses. As at September 30, 2014, the Company has a working capital deficiency of $2,868,235 and has accumulated deficit of $3,988,564. To date, the Company has not generated positive cash flows from operations and has primarily relied upon debt and equity financing from third parties and related parties to finance its operations. The Company has negotiated a $500,000 Draw Down facility with a third party of which $425,000 has been drawn as at September 30, 2014. On November 27, 2013, the Company entered into a Draw Down Facility in the amount of $335,000 with a lender of which $75,000 has been obtained as at September 30, 2014. Further, on August 7, 2014, the Company closed its private placement offering with certain accredited investors for 27,250,000 shares of the Company’s common stock at an offering price of $0.02 per share for gross proceeds of $545,000.

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

1. Organization and Nature of Business, Going Concern, and Acquisition (continued)

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates include the following: the estimated useful lives and valuation of property and equipment; the valuation of mining properties, deferred tax assets, convertible notes payable, convertible draw down loan payable, derivative liabilities, and stock-based compensation and payment; assumptions used in the going concern assessment. Actual results could materially differ from those estimates.

Comprehensive Income (Loss)

ASC 220 “Comprehensive Income” established standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its consolidated statement of operations and comprehensive loss.

Cash

Cash, includes deposits in banks which are unrestricted as to withdrawal or use.

2. Summary of Significant Accounting Policies (continued)

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

Mining Properties

Mining property acquisition costs are capitalized when incurred and will be amortized using the units of production method over the estimated life of the reserve following the commencement of production.  If a mining property is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment.

Acquisition costs include cash consideration and the fair value of shares issued on the acquisition of mining properties.

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

Mining Rights

The Company has determined that its patented mining claims meet the definition of a mineral resource asset, as defined by accounting standards, and are tangible assets. As a result, the costs of mining assets are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. The Company’s rights to extract minerals are not limited by time. For mining rights in which proven and probable reserves have not yet been established, the Company assesses the carrying value for impairment at the end of each reporting period. During the year ended September 30, 2014, the Company did not record any impairment charges.

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

Recoverability of long lived assets is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. Management believes no impairment exists as of September 30, 2014.

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

The Company records cash at fair value based on Level 1 inputs and derivative liabilities at fair value based on Level 2 inputs.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standard Codification 740, Income Taxes (“ASC 740”), on a tax jurisdictional basis. The Company files income tax returns in the United States and its subsidiary files income tax returns in Canada and the Province of Ontario.

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

ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At September 30, 2014 and 2013, the Company has not taken any tax positions that would require disclosure under ASC 740. FASB ASC 740 prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in periods, disclosure and transition. At September 30, 2014 and 2013, the Company has not taken any tax positions that would require disclosure under FASB ASC 740.

2. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which will require an entity’s management to assess, for each annual and interim period, whether there is substantial doubt about the entity’s ability to continue as a going concern within one year of the financial statement issuance date. The definition of substantial doubt within the new standard incorporates a likelihood threshold of “probable” similar to the use of that term under current GAAP for loss contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. The guidance will be effective for the Company beginning with fiscal year 2017. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.

Recently Adopted Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had’ been in the development stage. The amendments in this update are applied retrospectively.

3. Property and Equipment:

Equipment and buildings consist of the following:

	September 30, 2014	September 30, 2013

Equipment	$319,017	$224,067
Less: Accumulated depreciation	(27,824)	(14,057)
Net equipment	291,192	210,010

Buildings	54,464	32,363
Less: Accumulated depreciation	(4,862)	(3,497)
Net buildings	49,602	28,866
	$340,794	$238,876

On June 15, 2012, the Company acquired property and equipment from 2023682 Ontario Inc., a commonly-controlled related party. The cost of these acquired assets was recorded at the same historical carrying values reflected in the accounts of 2023682 Ontario Inc.

Depreciation expense was $16,852 and $14,250 for the years ended September 30, 2014 and 2013, respectively.

Equipment and buildings are depreciated on a straight line basis, once they are put in use, over their estimated useful lives:

●	Equipment 15 years; and

●	Buildings 20 years.

4. Mining Property Claims:

These represent patented claims purchased in May 2012, in a related party transaction at CDN$10,200 (4,000MT of concentrate and book value of related party).  These patent claims provide the Company with mining rights to certain land located in Coleman Township, District of Temiskaming, Ontario, Canada. On February 4, 2013 the Company made its first shipment of mineralized material for refining. No amortization has been charged since the date of purchase as amortization is based on units of production and the Company’s production volume up to September 30, 2014 is very insignificant.

5. Loans Payable:

Loan payable represent unsecured and interest free financing provided by a third party. These loans are repayable on demand.

6. Promissory Notes Payable:

These promissory notes are unsecured and carry interest at 8% per annum. Interest payable related to these notes amounted to $1,028  as at September 30, 2014. Interest expense relating to these notes amounted to $1,028 during the year. These notes are repayable by June 24, 2015.

7. Convertible Notes Payable:

	September 30, 2014	September 30, 2013

Convertible Notes (a)	$916,185	$966,363
Convertible Notes (b)	923	-
	917,108	966,363
Current portion	(917,108)	(482,655)
	$-	$483,708

The total convertible notes of $917,108 issued and outstanding as at September 30, 2014 are classified as current in accordance with their terms of maturity (Outstanding balances as at September 30, 2013 were $482,655 classified as current and $483,708 as non-current).

Convertible Notes (a)

The details of the convertible notes outstanding as at September 30, 2014 are as follows:

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

7. Convertible Notes Payable (continued):

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

These convertible notes and Drawn Down Loan Payable (Note 9) are secured against the assets of the TrioResources AG Inc. until the Company becomes publically traded and the convertible notes are converted to shares or the convertible notes are redeemed. As at September 30, 2014, all of the convertible notes and the Draw Down Facility remain outstanding and none have been converted to common shares.

The convertible notes may be repaid at any time without penalty or bonus. Subsequent to year end and up to the date of this filing, none of the above notes were either paid or converted into common stocks of the Company.

Interest expense of $151,124 have been recognized for the year ended September 30, 2014 (2013 - $125,826).

Convertible Notes (b)

On November 27, 2013, the Company entered into a convertible promissory note agreement (the “Note”) whereby the investor may purchase up to $335,000 face value convertible notes with a two-year term. If drawn in its entirety, the consideration is equal to $300,000 resulting in an original issue discount of $35,000. Pursuant to this agreement, the Company received $50,000 (face value of $55,833) on November 27, 2013 and $25,000 (face value of $27,917) on March 14, 2014. If the Company elects to repay the consideration received within 90 days from the effective date of the consideration, there is no interest due on the note. However, if the consideration is not repaid within 90 days of the effective date, there is a one-time interest charge equal to 12% of the outstanding principal balance. The note is convertible into common stock at the lender’s option, at the lower (a) $0.10 or (b) 60% of the lowest trade price in the 25 trading days previous to the conversion.

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

Accounting Considerations

The Company has accounted for the Initial Tranches of $50,000 and $25,000 issued for cash as a financing transaction, wherein the net proceeds that were received were allocated to the financial instrument issued. Prior to making the accounting allocation, the Company evaluated the Initial Tranche under ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 generally requires the analysis embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The material embedded derivative features consisted of the conversion option and certain redemption rights that were indexed to equity risks (“Default Put”). The conversion option along with the redemption features bearing risks of equity, were not clearly and closely related to the host debt agreement and required bifurcation. Current accounting principles that are also provided in ASC 815 do not permit an issuer to account separately for individual derivative terms and features that require bifurcation and liability classification. Rather, such terms and features must be and were bundled together and fair valued as a single, compound embedded derivative.

Based on the previous conclusions, the Company allocated the cash proceeds first to the derivative component at its fair value with the residual allocated to the host debt contract, as follows:

7. Convertible Notes Payable (continued):

	Allocation
	$50,000 Note	$25,000 Note

Compound embedded derivative	$62,007	$29,461
Financing costs expense	(5,000)	(2,500)
Day-one derivative loss	(7,007)	(1,961)
	$50,000	$25,000

The proceeds were allocated between the compound embedded derivative and the financing costs expense. These resulted in a day-one derivative losses and therefore, there were no value allocated to these notes on the inception date. These Notes will be accreted up to their face value over their lives based on an effective interest rate of 21.15%. Accretion expense of $3,811 was recorded for the year ended September 30, 2014.

During the year ended September 30, 2014, convertible note of $50,000 and accrued interest of $5,560 was converted into 7,700,000 shares of common stock in accordance with the conversion option as explained above. Further, subsequent to year end, the remaining convertible note of $25,000 with accrued interest of $3,190 up to the date of conversion was converted into 22,490,731 shares of common stock in accordance with the conversion option as explained above.

The total carrying value of outstanding Notes as of September 30, 2014 amounted to $923.

8. Derivative Liabilities:

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of September 30, 2014 and the amounts that were reflected in income related to derivatives for year ended September 30, 2014:

	As at September 30, 2014
	Index shares	Fair values

Compound embedded derivatives	2,520,292	$(35,064)
Warrant derivatives	75,000	(203)
	2,595,292	$(35,267)

In October 2014, the remaining convertible note of $25,000 with accrued interest of $3,190 was converted into 22,490,731 shares of common stock in accordance with the conversion option as explained in Note 7.

The following table summarizes the effects on the Company’s loss associated with changes in the fair values of the derivative financial instruments by type of financing for the year ended September 30, 2014:

Year ended
September 30, 2014

Compound embedded derivatives	$(11,787)
Warrant derivatives	1,455
Day-one derivative losses	(8,295)
Total loss	$(18,627)

The Company’s face value $55,833 and $27,917 Convertible Promissory Notes (Note 7) issued on November 27, 2013 and March 14, 2014, respectively, and Common Stock Purchase Warrant issued on December 13, 2013 (warrants issued under Teck Agreement) gave rise to derivative financial instruments. The Note embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option and default put.

During the year ended September 30, 2014, convertible note of $50,000 and accrued interest of $5,560 was converted into 7,700,000 shares of common stock in accordance with the conversion option as explained in Note 7. Further, subsequent to year end, the remaining convertible note of $25,000 with accrued interest of $3,190 was converted into 22,490,731 shares of common stock in accordance with the conversion option as explained in Notes 7 and 17.

8. Derivative Liabilities (continued):

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

As at September 30, 2014, the only note outstanding was of $25,000. Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	$25,000 Note
	Inception date	September 30, 2014

Quoted market price on valuation date	$0.02	$0.01
Contractual conversion rate	$0.02	$0.012
Contractual term to maturities	2 years	1.50 years
Implied expected term to maturity	1.612 years	1.52 years
Market volatility:
Range of volatilities	125.65% - 183.52%	127.09% - 191.72%
Equivalent volatility	145.90%	148.49%
Contractual interest rate	6.00%	6.00%
Equivalent market risk adjusted interest rate	9.43%	9.43%
Equivalent credit risk adjusted yield	6.53%	6.53%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the year ended September 30, 2014.

September 30, 2014

Balances at October 1, 2013	$-
Convertible Notes Financing	31,004
Changes in fair value inputs and assumptions reflected in income	4,060
Balances at September 30, 2014	$35,064

The fair value of the compound embedded derivative is significantly influenced by the Company’s trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

The Common Stock Purchase Warrant issued on December 13, 2013 contained a variable conversion price, the Company has classified it as a derivative liability.

8. Derivative Liabilities (continued):

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions utilized in the Binomial Lattice process are as follows for the warrants as of September 30, 2014:

September 30, 2014

Linked common shares	75,000
Quoted market price on valuation date	$0.01
Quoted market price on valuation date	$0.598
Term (years)	1.230
Range of market volatilities	132.64% - 189.68%
Risk free rates using zero coupon US Treasury Security rates	0.07% - 0.38%

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the year ended September 30, 2014.

September 30, 2014

Balances at October 1, 2013	$-
Common stock purchase warrants	1,658
Changes in fair value inputs and assumptions reflected in income	(1,455)
Balances at September 30, 2014	$203

The fair value of all warrant derivatives is significantly influenced by the Company’s trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

9. Convertible Draw Down Loan Payable:

The Company entered into a one-year draw down facility, dated as of November 1, 2012, with a lender in the maximum amount of $500,000. The facility bears interest at the rate of 10% per annum. The Company may from time to time request to draw down on this convertible debt facility subject to the discretion of the lender. The term of the draw down facility is for one year during which the Company may draw down up to $500,000.

After completion of the one-year term, any outstanding principal and accrued interest remaining on the debt facility will be converted into a convertible note with an additional term of one (1) year. Pursuant to the terms of this draw down facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement. The Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied Technologies Group Inc. on December 14, 2012 the Company became public. As at September 30, 2014 the amount outstanding under the draw down facility was $425,000 (2013 - $425,000).

10. Convertible Note Payable – Related Party:

As of September 30, 2014, the Company has a convertible note payable of $446,100 (CDN $500,000) to a related party. This note became due two years from the date of issuance (June 15, 2012) and accrued interest at 3% per annum beginning on the one year anniversary of issuance. The terms of this convertible note specified that if the Company was successful in a ‘going public’ transaction, the convertible note would become convertible into shares of common stock of the Company at a conversion price equal to the weighted average of the Company’s share price based on the average 5 day bid price, within 30 days of the Company going public. If there are no trades on any given day in the first 30 days after the Company’s stock begins to trade then the bid price will be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note was interest free for the first 12 months post-closing of the asset purchase, thereafter; it accrued interest at the rate of 3% per annum.

10. Convertible Note Payable – Related Party (continued):

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

Accretion expense of $100,921 has been recognized for year ended September 30, 2014 (2013 - $101,855), which is included in interest expense in the consolidated statements of operations.

11. Stockholders’ Deficit:

Common stock:

The Company’s authorized capital consists of 400,000,000 shares of common stock. At September 30, 2014, there were 346,862,500 shares of common stock issued and outstanding (September 30, 2013 - 338,650,000).

The total number of shares of common stock outstanding was 346,862,500 as of September 30, 2014 comprising of 229,612,500 restricted shares and 117,250,000 non-restricted shares. The number of shares of common stock outstanding as at September 30, 2013 was 338,650,000 comprising of 229,100,000 restricted shares and 109,550,000 non-restricted shares.

The restricted shares have been issued to various parties through private placements, as start-up capital or as consideration for professional services. These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

Common stock issued and outstanding

Pursuant to a consulting agreement entered into on May 17, 2012 with Seagel Investments Corp., the Company issued to Seagel Investments Corp., 16,100,000 shares of common stock valued at $26,833, such value being the fair value of the shares of common stock on the date of issuance. The Company recorded this amount as a consulting expense during the year ended September 30, 2013.

Effective December 31, 2012 the number of shares outstanding were forward-split 100 shares for each share of record prior to the split (“Stock Split”).

In January 2013 the Company entered into two consulting agreements which required the issuance of shares as part of the consideration. The first contact is for a 24 month term for 250,000 common shares issued for a total value of $137,500. The second contract is for a 6 month term for 300,000 common shares issued for a total value of $165,000. Both contracts were signed at the beginning of January 2013 and were recorded as prepaid expenses and are being amortized over the term of the respective agreements. The Company has recorded an expense in the amount of $74,503 for the year ended September 30, 2014 (2013 – $226,207).

On December 13, 2013, the Company issued 437,500 shares of common stock in consideration for certain consulting services. The shares of common stock were valued at $0.02 per share (the price at which our common stock was trading on the date of issuance) and had a value of $7,093, which was expensed during the year ended September 30, 2014.

On December 31, 2013, the Company issued 75,000 shares of common stock in connection with that certain Stairs/Option Joint Venture Agreement. These shares were valued at $0.02 per share amounting to $1,500 (the price at which our common stock was trading on the date of issuance) and were recorded as prepaid expenses and are being amortized over the term of the agreement. The Company has recorded an expense in the amount of $503 for the year ended September 30, 2014.

During the year ended September 30, 2014, convertible note of $50,000 and accrued interest of $5,560 was converted into 7,700,000 shares of common stock in accordance with the conversion option as explained in Note 7.

Shares to be issued:

On August 7, 2014, the Company closed its private placement offering with certain accredited investors for 27,250,000 shares of the Company’s common stock at an offering price of $0.02 per share for gross proceeds of $545,000. This include share issuance costs of $16,620 which has been netted against gross proceeds. These shares are expected to be issued during year ending September 30, 2015.

12. Related Party Transactions:

On June 15, 2012, the Company purchased certain assets from 2023682 Ontario Inc., a related party in which the Company’s CEO was the sole director of 2023682 Ontario Inc. The value of the assets purchased by the Company was carried over at the historical carrying amounts that were recorded by the related party. The purchase consideration consisted of cash of CDN $100,000 ($89,220) and a promissory note in the amount of CDN $500,000 ($446,100 - see Note 10). Because the purchase was from a commonly controlled related party, the excess of the purchase price over the carrying value of the assets purchased has been reflected as a deduction against Stockholders’ Deficit, equivalent to a distribution of equity to the stockholder. The assets purchased and consideration given is as follows:

$
Property and equipment	88,596
Patented claims	10,374
Inventory	1,770
Total assets purchased	100,740

Purchase price	(610,260)

Discount on note payable (Note 7)	210,415

Deductions in shareholders’ deficiency	(299,105)

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

Consulting fees paid to Mr. J. Duncan Reid (Director) for the year ended September 30, 2014 was nil (2013 - $39,300).

As at September 30, 2014, the Company had advanced to 2023682 Ontario Inc. $72,919 (2013 - $65,673). The amount is unsecured, non-interest bearing and is recorded as a loan receivable with no specific terms of repayment.

13. Loss Per Share

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. The weighted average number of shares outstanding for the year ended September 30, 2014 and 2013 were 339,920,278 and 317,729,861, respectively.

14. Income Taxes:

Income tax

Reconciliation of the statutory tax rate of 34% (2013 - 34%) and income tax benefits at those rates to the effective income tax rates and income tax benefits reported in the statement of operations and comprehensive loss is as follows:

	September 30, 2014	September 30, 2013
	$	$

Net loss for the year before income taxes	1,288,242	1,990,206

Expected income tax recovery	(438,002)	(676,670)
Impact of tax rate differences in foreign jurisdictions	80,056	144,761
Tax rate changes and other adjustments	182,896	58,608
Other permanent differences	348	1,611
Change in valuation allowance	174,702	471,690
Income tax expense for the year	-	-

Deferred tax

The following table summarizes the significant components of deferred tax:

Deferred tax assets
Non-capital losses carry forwards – Canada	532,549	512,896
Net operating loss carry forwards – US	99,211	30,679
Exploration and development costs – Canada	206,822	141,255
Property and equipment – Canada	92,481	82,230
Total deferred tax assets	931,063	767,060

Deferred tax liabilities
Convertible note payable – Canada	(18,069)	(28,768)
Total deferred tax liabilities	(18,069)	(28,768)

Change in valuation allowance	(912,994)	(738,292)
Net deferred tax asset (liability)	-	-

No deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not more likely than not to be realized.

The Company’s net operating loss carry forwards expire as follows:

	September 30, 2014
	$
	Canada	US	Total

2032	275,895	-	275,895
2033	1,041,048	70,967	1,112,015
2034	692,705	220,829	913,534
	2,009,648	291,796	2,301,444

15. Contingency:

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

There has been a Notice of Garnishment served against Trio Resources, Inc. in the amounts of $45,874 CAD and $47,863 USD in respect of a claim against the Company’s CEO in his other business ventures. Currently, the motion is returnable in fiscal year 2015 and hence, the management cannot assess the likelihood of any outcome.

16. Commitment:

Stairs Option Agreement

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

In consideration for the grant of the Option, the Company issued 75,000 Units (the “First Units”), to Teck. Each “Unit” (First Units and Second Units) shall be comprised of one common share in the capital of the Company (a “Share”) and one non-transferable share purchase warrant (a “Warrant”).

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

Under the Agreement, Teck has granted to the Company the sole, exclusive and irrevocable right and option (the “Option”) to earn, subject to Teck’s Back-in Right and the NSR royalty reserved out of the grant, which rights and royalty were reserved from the Option. The Company may exercise the Option by:

c)	Incurring an aggregate $1,500,000 in Expenditures as follows:

On or Before	Cumulative Expenditures
June 30, 2015	$245,000
September 30, 2015	$1,000,000
September 30, 2016	$1,500,000

The Expenditure of $245,000 due to be incurred on or before June 30, 2015 is a commitment, whereas the balance of the Expenditures are optional; and

d)	Issuing and delivering to Teck a further 25,000 Units (the “Second Units”) on completion of the Expenditures necessary to exercising the Option.

16. Commitment (continued):

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

As at the date of this filing, the Company has incurred expenditure of approximately $45,000.

Rent Agreement

On June 13, 2014, the Company entered into a two year rent agreement with the Regus Group of Companies at a monthly rent of $2,800 per month with monthly payments started in July 2014.

Mining Property Claims

On July 30, 2014, the Company entered into a purchase and sale agreement to acquire certain non-patented mining property claims, located in Ontario. Pursuant to the agreement, the Company will acquire those mining property claims for a cash consideration of $72,445 (CAD $80,000) and issuance of 400,000 shares of its common stock on the closing date. The purchase agreement also requires the Company to pay to the vendor 2% Net Smelter Return Royalty on minerals produced, saved and sold from the property. The agreement has not yet closed pending completion of certain legal formalities relating to the transfer of title to the Company.

On September 25, 2014, the Company entered into a purchase and sale agreement to acquire certain patented mining property claims, located in Ontario. Pursuant to the agreement, the Company will acquire those mining property claims for a cash consideration of $2. In addition, the Company has also agreed to pay all reasonable legal costs incurred by the vender with respect to the agreement and the acquisition. The Company will acquire the property on AS-IS-WHERE-IS condition without any representation or warranties from the vendor with respect to environmental and mine closure matters. The agreement has not yet closed pending completion of certain legal formalities relating to the transfer of title to the Company.

17. Subsequent Events:

In October 2014, the remaining convertible note of $25,000 with accrued interest of $3,190 was converted into 22,490,731 shares of common stock in accordance with the conversion option as explained in Note 7.

On December 24, 2014, the Company entered into an agreement with a private lender and raised $250,000. The term of the debt is six months from the date of receipts of the fund and carries interest 10% per annum to be prepaid on the same day funds are received. The debt is secured by a general security agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer each concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this valuation, segregation of duties & maintenance of current accounting records have been identified as material weaknesses in internal control over financial reporting. Management is in the continuous process of improving the internal control over financial reporting by engaging a Certified Public Accountant as a consultant to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on bringing in necessary resources to address the weaknesses once full operations have commenced. Management concludes that internal control over financial reporting has material weaknesses at September 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes during the year ended September 30, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Page | 25

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Positions and Offices Held
J. Duncan Reid	56	Chief Executive Officer and Chief Financial Officer and Chairman of the Board

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

Compliance With Section 16(A) Of The Exchange Act.

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, the following directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

J. Duncan Reid failed to file a Form 3 on a timely basis.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer. We will develop a code of ethics during the next fiscal year.

Page | 26

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by us during the fiscal years ended September 30, 2014 and 2013 in all capacities for the accounts of our executive officer:

SUMMARY COMPENSATION TABLE

Name	Position	Salary	Consulting	Bonus	Others	Total
		$	$	$	$	$
Year ended September 30, 2014

J. Duncan Reid	CEO and CFO	-	-	-	-	-

Year ended September 30, 2013

J. Duncan Reid	CEO and CFO	-	39,300	-	-	39,300
Don Page	Former CFO	88,425	17,194	-	-	105,619
Sam Kerr	Former Vice President	24,563	8,843	-	-	33,405

Employment Agreement

Pursuant to an employment agreement, Mr. Reid has a base salary of CDN $240,000 (approximately US $241,704) per year, and. Mr. Reid is eligible to receive discretionary bonus but has ever received a bonus from the Company and the Company does not have a history giving bonuses at this time. Mr. Reid may be terminated for cause at any time and will not be entitled to any severance. Mr. Reid may be terminated by the Company without cause at any time except that the Company will be required to continue to pay Mr. Reid’s base salary and continue his enrolment in any group benefit plans in which he is enrolled at the time of termination for a period of six (6) months from the effective date of termination of his employment.

For purposes of his employment agreement, “cause” includes but is not limited to such things as unsatisfactory job performance or insubordination, if either of which goes uncorrected 30 days following written warnings from the President and CEO or the Chief Financial Officer, and willful misconduct that could reasonably be expected to have a material adverse effect on the Company.

Compensation of Director

Mr. Reid voluntarily decided not to take any compensation during the fiscal year.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 369,353,231 shares (comprise of 229,100,000 restricted shares and 140,253,231 non-restricted shares) of common stock issued and outstanding as of the date of filing of this 10K document.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Director and CEO and CFO
J. Duncan Reid 55 Harbour Square 1414, Toronto, Ontario, M5J 2L1	97,753,000	26.46%

5% Security Holder
None

Page | 27

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting fees paid to Mr. J. Duncan Reid (Director) for the year ended September 30, 2014 was $nil (2013 - $39,300).

As of September 30, 2014, the Company has a convertible note payable of $ 446,100 (CDN $500,000) to 2023682 Ontario Inc. controlled by J. Duncan Reid, our CEO, CFO and sole director. This note is due two years from the date of issue (June 15, 2012) and accrues interest at 3% per annum. The terms of the convertible note specified that should the Company be successful in a ‘going public’ transaction it is convertible into common shares of the Company at the weighted average of the Company’s share price based on the average 5 day bid price, within 30 days of the Company going public. If there are no trades on any given day in the first 30 days after the Company’s stock begins to trade then the bid price will be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note is interest free for the first 12 months post-closing of the asset purchase, thereafter; it accrues interest at the rate of 3% per annum.

As at September 30, 2014, the Company had advanced to 2023682 Ontario Inc. $72,919 (2013 - $65,673). The amount is unsecured, non-interest bearing and is recorded as a loan receivable with no specific terms of repayment.

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

	Year Ended September 30,
	2014	2013
Audit and review fees	$85,000	$64,000
Tax Fees	-	-
All Other Fees	-	17,500
Total	$85,000	$81,500

In each of the last two fiscal years ended September 30, 2014 and 2013, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

Page | 28

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO RESOURCES, INC.

Dated: January 13, 2015	By:	/s/ J. Duncan Reid
J. Duncan Reid, Chief Executive Officer, Chief Financial Officer and Director

Page | 29