Form 10-K/A
period 2014-09-30
Trio Resources, Inc.
filed 2015-01-14
CIK 1532828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to Trio Resources, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the Securities and Exchange Commission on January 13, 2015 (the “Form 10-K”), is being filed with the limited purpose of correcting an error in the date of the Report of Independent Registered Public Accounting Firm (the “Report”) on page F-1. Specifically, the date of the auditor’s report was incorrectly typed in the original Form 10-K as “January 12, 2014” instead of “January 12, 2015”. This Amendment includes the Report with the correct date. This Amendment does not amend or otherwise update any other information in the original Form 10-K. Accordingly, this Amendment should be read in conjunction with the original Form 10-K.

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

January 12, 2015	Chartered Professional Accountants
Toronto, Ontario	Licensed Public Accountants

Trio Resources, Inc.

Consolidated Balance Sheets

(Expressed in United States Dollar)

	September 30, 2014	September 30, 2013
	$	$
CURRENT ASSETS
Cash	4,374	—
Prepaid expenses and other receivables	47,949	122,930
Total current assets	52,323	122,930

Loan receivable - related party (Note 12)	72,919	65,673
Property and equipment (Note 3)	340,794	238,876
Mining property claims (Note 4)	9,101	9,900
TOTAL ASSETS	475,137	437,379

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness	—	10,830
Accounts payable and accrued liabilities	984,176	763,775
Loans payable (Note 5)	379,826	257,399
Promissory notes payable (Note 6)	146,000	—
Convertible notes payable (Note 7)	917,108	482,655
Convertible draw down loan payable (Note 9)	425,000	—
Derivative liabilities (Note 8)	35,267	—
Total current liabilities	2,887,377	1,514,659

Convertible draw down loan payable (Note 9)	—	425,000
Convertible note payable - related party (Notes 10 and 12)	446,101	384,899
Convertible notes payable (Note 7)	—	483,708
TOTAL LIABILITIES	3,333,478	2,808,266

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

TRIO RESOURCES, INC.

Dated: January 14, 2015	By:	/s/ J. Duncan Reid
J. Duncan Reid, Chief Executive Officer, Chief Financial Officer and Director

Page | 29