Form 10-Q
period 2014-12-31
Trio Resources, Inc.
filed 2015-02-27
CIK 1532828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-178472

TRIO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0369568
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 King Street West, Suite 5600 Toronto, ON	M5X 1C9
(Address of principal executive officers)	(Zip Code)

+905-366-7301

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 369,353,231 common shares as of February 23, 2015.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Trio Resources, Inc.

CONDENSED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

3

Trio Resources, Inc.

Condensed Consolidated Balance Sheets

(Expressed in United States Dollars)

	December 31, 2014	September 30, 2014
	(Unaudited)	(Audited)
	$	$
CURRENT ASSETS
Cash	9,745	4,374
Prepaid expenses and other receivables	45,037	47,949
Total current assets	54,782	52,323

Loan receivable - related party (Note 7)	70,450	72,919
Property and equipment (Note 3)	328,619	340,794
Mining property claims (Note 4)	8,792	9,101
TOTAL ASSETS	462,643	475,137

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	982,487	984,176
Loans payable (Note 8)	639,286	379,826
Promissory notes payable (Note 9)	146,000	146,000
Convertible notes payable (Note 12)	896,853	917,108
Convertible draw down loan payable (Note 10)	425,000	425,000
Derivative liabilities (Note 13)	203	35,267
Total current liabilities	3,089,829	2,887,377

Convertible note payable - related party (Note 11)	431,001	446,101
TOTAL LIABILITIES	3,520,830	3,333,478

STOCKHOLDERS’ DEFICIENCY
Authorized:
400,000,000 common stock, par value $0.001
Issued and outstanding:
369,353,231 common stock as at December 31, 2014 (September 30, 2014 : 346,862,500 common stock) - (Note 5)	369,354	346,863
Shares to be issued (Note 5)	27,250	27,250
Excess of purchase price over net asset value	(299,105)	(299,105)
Additional paid-in capital	887,591	881,892
Accumulated other comprehensive income	321,973	219,275
Accumulated deficit	(4,365,250)	(4,034,516)
Total stockholders’ deficiency	(3,058,187)	(2,858,341)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	462,643	475,137

See accompanying notes to condensed consolidated interim financial statements

Trio Resources, Inc.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
	$	$

REVENUE	—	—

EXPENSES
Corporate expenses	224,289	164,382
Exploration and development costs	71,780	21,775
Interest expense	28,706	69,179
Changes in fair value of derivative liabilities	—	13,259
Depreciation	5,959	2,051
Total expenses	330,734	270,646

Net loss for the period before income taxes	(330,734)	(270,646)

Income taxes	—	—
NET LOSS FOR THE PERIOD	(330,734)	(270,646)

Foreign currency translation adjustment	102,698	65,389

COMPREHENSIVE LOSS	(228,036)	(205,257)

Loss per share, basic and diluted (Note 6)	(0.0006)	(0.0006)

Weighted average number of common stock outstanding, basic and diluted (Note 6)	363,525,437	338,694,583

See accompanying notes to condensed consolidated interim financial statements

Trio Resources, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Deficiency

(Expressed in United States Dollars)

					Excess of
					purchase	Accumulated
				Additional	price over	other
	Common stock		Share to	paid-in	net asset	comprehensive	Accumulated
	Shares	Amount	be issued	capital	value	income	deficit	Total
		$	$	$	$	$	$	$
As at October 1, 2013	338,650,000	338,650	—	312,683	(299,105)	23,159	(2,746,274)	(2,370,887)

Issuance of shares re: consulting agreement	512,500	513	—	8,080	—	—	—	8,593

Shares to be issued in respect of private placements	—	—	27,250	501,130	—	—	—	528,380

Conversion of a note	7,700,000	7,700	—	59,999	—	—	—	67,699

Cumulative translation adjustment	—	—	—	—	—	196,116	—	196,116

Loss for the year	—	—	—	—	—	—	(1,288,242)	(1,288,242)
As at September 30, 2014 (audited)	346,862,500	346,863	27,250	881,892	(299,105)	219,275	(4,034,516)	(2,858,341)

Conversion of a note	22,490,731	22,491	—	5,699	—	—	—	28,190

Cumulative translation adjustment	—	—	—	—	—	102,698	—	102,698

Loss for the year	—	—	—	—	—	—	(330,734)	(330,734)
As at December 31, 2014 (unaudited)	369,353,231	369,354	27,250	887,591	(299,105)	321,973	(4,365,250)	(3,058,187)

See accompanying notes to condensed consolidated interim financial statements

Trio Resources, Inc.

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in United States Dollars)

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the period	(330,734)	(270,646)

Depreciation	5,959	2,051
Stock based payment for services	—	8,875
Accretion expense on convertible notes	—	24,642
Change in fair value of derivative liabilities	—	13,259
Net change in non-cash working capital balances:	—
Prepaid expense and other assets	1,093	17,985
Accounts payable and accrued liabilities	29,781	(37,058)
Cash used in operating activities	(293,901)	(240,892)

INVESTING ACTIVITIES
Purchase of Property and equipment	(5,089)	—
Cash used in investing activities	(5,089)	—

FINANCING ACTIVITIES
Decrease in bank indebtedness	—	(10,830)
Proceeds from issuance of convertible notes	—	67,065
Loans payable including draw down loan payable	265,000	199,330
Cash provided by financing activities	265,000	255,565

Net (decrease)/increase in cash during the period	(33,990)	14,673
Effect of foreign currency translation	39,361	(12,533)
Cash, beginning of the period	4,374	—
Cash, end of period	9,745	2,140

See accompanying notes to condensed consolidated interim financial statements

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

(Expressed in United States Dollars)

All references to the “Company”, “Trio Resources” or “Trio Resources, Inc.” refer to Trio Resources, Inc. and its wholly-owned subsidiary.

1. Organization, Nature of Business, Going Concern and Management Plans

Organization and Nature of Business

Trio Resources, Inc., formerly Allied Technologies Group, Inc. (“Allied”), was incorporated in the state of Nevada on September 22, 2011.

On December 14, 2012, Allied entered into a share exchange agreement (the “Share Exchange Agreement”) with TrioResources AG Inc. (“Trio” or “TrioResources AG Inc.”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Trio (the “Share Exchange”). As a result of the Share Exchange, Trio became the wholly-owned subsidiary of Company and the Trio shareholders became the controlling shareholders of Company, owning an aggregate of 66.15% of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The acquisition was accounted for as a recapitalization using accounting principles applicable to reverse acquisitions whereby the consolidated financial statements subsequent to the date of the acquisition are presented as a continuation of TrioResources AG Inc. Under reverse acquisition accounting TrioResources AG Inc. (legal subsidiary) will be treated as the accounting parent (acquirer) and the Company (legal parent) will be treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the reverse acquisition, which includes the one for one issuance of Company shares to the TrioResources AG Inc. shareholders.

Under the terms of the Share Exchange Agreement, the former sole director, officer, and principal shareholder of the Company (the “Principal Shareholder”), cancelled all 1,500,000 shares of the Company’s Common Stock that he owned, which constituted 57.9% of the issued and outstanding shares of Common Stock prior to the Share Exchange.

The Company filed a Certificate of Amendment of its Articles of Incorporation (the “Charter Amendment”) with the Secretary of State of Nevada to (1) change its name from “Allied Technologies Group, Inc.” to “Trio Resources, Inc.” (the “Name Change”) and (2) increase its total authorized shares of Common Stock from 75,000,000 shares to 400,000,000 shares (the “Authorized Share Increase”). Additionally, as a condition to closing of the Share Exchange, the Company’s Board of Directors approved and authorized the Company to take the necessary steps to effect a forward stock split of the issued and outstanding shares of Common Stock, such that each one (1) issued and outstanding share of Common Stock was automatically changed and converted into one hundred (100) shares of Common Stock, payable to all holders of record of the Common Stock as of December 31, 2012 (the “Forward Stock Split”).

The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein the Company is considered the acquirer for accounting and financial reporting purposes. The effective date of the Share Exchange Agreement is December 14, 2012 and all of the necessary accounting adjustments were fully reflected in these condensed consolidated interim financial statements.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

(Expressed in United States Dollars)

1. Organization, Nature of Business, Going Concern and Management Plans (continued)

Going Concern

The unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception on May 16, 2012 to December 31, 2014, the Company has not generated significant revenue and has incurred losses. As at December 31, 2014, the Company has a working capital deficiency of $3,035,047 and has accumulated deficit of $4,365,250. To date, the Company has not generated positive cash flows from operations and has primarily relied upon debt and equity financing from third parties and related parties to finance its operations.

The Company is pursuing additional financing. However, there can be no assurance that the additional financing shall be available on terms or conditions acceptable to the Company. These factors raise substantial doubt about its ability to continue as a going concern. No adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the unaudited condensed consolidated interim financial statements, which could be material if the current business plan is not successful and when the Company is not able to continue as a going concern.

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

Pursuant to the terms and conditions of the Share Exchange Agreement, the Company acquired 100% of the capital stock, 2,130,000 common shares, of TrioResources AG Inc. in exchange for the issuance of 2,130,000 shares of common stock of the Company. The result is that the shareholders of TrioResources AG Inc. own 66.15% of the total shares of the Company outstanding effective the date of the Share Exchange Agreement.

The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein TrioResources AG Inc. is considered the acquirer for accounting and financial reporting purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results for the three months ended December 31, 2014 are not necessarily indicative of results that may be expected for the year ending September 30, 2015 or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the year ended September 30, 2014 and 2013.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

(Expressed in United States Dollars)

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

The early adoption of ASU 2014-10 is permitted which removed the development stage entity financial reporting requirements from the Company.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

(Expressed in United States Dollars)

3. Property and Equipment:

On June 15, 2012, the Company acquired property and equipment from 2023682 Ontario Inc., a commonly-controlled related party (see Note 7). The cost of these acquired assets was recorded at the same historical carrying values reflected in the accounts of 2023682 Ontario Inc.

Equipment and buildings consist of the following:

	December 31, 2014	September 30, 2014

Equipment	$313,202	$319,016
Less: Accumulated depreciation	(31,838)	(27,824)
Net equipment	281,364	291,192

Buildings	52,620	54,464
Less: Accumulated depreciation	(5,365)	(4,862)
Net buildings	47,255	49,602
	$328,619	$340,794

During the period, there was an addition to mining equipment amounting to $5,089.

Depreciation expense of $5,959 was charged for the three month period ended December 31 2014, (2013 - $2,051). Equipment and buildings are depreciated on a straight line basis, once they are put in use, over their estimated useful lives:

●	Equipment 15 years; and

●	Buildings 20 years.

4. Patented Claims:

At December 31, 2014 and September 30, 2014, the Company had mining property patent claims of $8,792 and $9,101, respectively (CDN $10,200 as of September 30, 2014 and December 31, 2014). These patent claims provide the Company with mining rights to certain land located in Coleman Township, District of Temiskaming, Ontario, Canada. On February 4, 2013 the Company made its first shipment of mineralized material for refining.

The patented claim was purchased in May 2012, in a related party transaction at a purchase price of CDN $10,200 (4,000MT of concentrate and book value of related party). No amortization has been charged since the date of purchase because amortization is based on units of production and the Company’s production volume through December 31, 2014 was very insignificant.

5. Stockholders’ Deficiency:

Common stock:

The Company’s authorized capital stock consists of 400,000,000 shares of common stock. At December 31, 2014, there were 369,353,231 shares of common stock issued and outstanding (September 30, 2014 - 346,862,500).

The total number of shares of common stock outstanding was 369,353,231 as of December 31, 2014 comprising of 229,612,500 restricted shares and 139,740,731 non-restricted shares. The total number of shares of common stock outstanding was 346,862,500 as of September 30, 2014 comprising of 229,612,500 restricted shares and 117,250,000 non-restricted shares.

The restricted shares have been issued to various parties through private placements, as start-up capital or as consideration for professional services. These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

(Expressed in United States Dollars)

5. Stockholders’ Deficit (continued):

Common stock issued and outstanding

During the three months ended December 31, 2014, convertible note of $25,000 and accrued interest of $3,190 was converted into 22,490,731 shares of common stock in accordance with the conversion option as explained in Note 12.

Shares to be issued:

On August 7, 2014, the Company closed its private placement offering with certain accredited investors for 27,250,000 shares of the Company’s common stock at an offering price of $0.02 per share for gross proceeds of $545,000. This includes share issuance costs of $16,620 which has been netted against gross proceeds. These shares are not yet issued as at December 31, 2014.

6. Earnings (Loss) Per Share (“EPS”):

FASB ASC 260, Earnings Per Share provides for calculations of “basic” and “diluted” earnings per share. Basic EPS includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted EPS reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted EPS. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The weighted average number of shares outstanding for the three month periods ended December 31, 2014 was 363,525,437, respectively (as compared to 338,694,583, for the three month period ended December 31, 2013 respectively).

7. Related Party Transactions:

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

As at December 31, 2014, the Company had advanced to 2023682 Ontario Inc., $70,450 (September 30, 2014 - $72,919). The amount is unsecured, non-interest bearing and is recorded as a loan receivable with no specific terms of repayment.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

(Expressed in United States Dollars)

8. Loans Payable:

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

9. Promissory Notes Payable:

These promissory notes are unsecured and carry interest at 8% per annum. Interest expense relating to these notes amounted to $2,920 during the three months ended December 31, 2014. These notes are repayable by June 24, 2015.

10. Convertible Draw Down Loan Payable:

The Company entered into a one-year draw down facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. The facility bears interest at the rate of 10% per annum. During the one-year term, the Company was permitted from time to time request to draw down on this convertible debt facility subject to the discretion of the lender.

After completion of the one-year term, the outstanding principal and accrued interest remaining on the debt facility was converted into a convertible note with an additional term of two (2) years. Pursuant to the terms of this draw down facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement. The Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied on December 14, 2012 the Company became public. As at December 31, 2014, the amount outstanding under the draw down facility was $425,000 (September 30, 2014 - $425,000).

11. Convertible Note Payable – Related Party:

As of December 31, 2014, the Company has a convertible note payable of $431,001 (CDN $500,000) to 2023682 Ontario Inc. This note, which was originally issued to TrioResources AG Inc., will become due three years from the date of issuance (June 15, 2012) and has accrued interest at 3% per annum beginning on the one year anniversary of issuance. The terms of this convertible note specified that if TrioResources AG Inc., was successful in a ‘going public’ transaction, the convertible note would become convertible into shares of common stock at a conversion price equal to the weighted average of the share price based on the average 5 day bid price, within 30 days of going public. If there are no trades on any given day in the first 30 days after the stock began to trade then the bid price would be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note was interest free for the first 12 months post-closing of the asset purchase, thereafter; it accrued interest at the rate of 3% per annum.

This note was discounted resulting in an effective interest rate of 27%. As a result, a $210,415 discount to the note was recorded which is being amortized to as accretion expense over the term of the note. TrioResources AG Inc. completed its going public transaction upon consummation of the Share Exchange and became public on December 14, 2012, the first trades of the Company’s common stock took place on January 11, 2013 at $0.55 per share; however, the holder has not requested for conversion into shares. This has been classified as non-current as management has obtained a waiver for the next 12 months.

Accretion expense of $nil has been recognized for the three month ended December 31, 2014 (2013 - $24,642, respectively), which is included in interest expense in the unaudited condensed consolidated interim statements of operations.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

(Expressed in United States Dollars)

12. Convertible Notes Payable:

	December 31, 2014	September 30, 2014

Convertible Note (a)	$896,853	$916,185
Convertible Note (b)	-	923
	$896,853	$917,108

These convertible notes outstanding as at December 31, 2014 and September 30, 2014 are classified as current in accordance with their terms of maturity.

Convertible Notes (a)

The details of the convertible notes outstanding as at December 31, 2014 are as follows:

On September 30, 2012, the Company entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $266,445 (US $241,053), Siderion Capital Group Inc. in the amount of CDN $295,163 (US $267,034), and Seagel Investment Corp. in the amount of CDN $49,000 (US $47,559). Each of these September 30, 2012 convertible notes had a two (2) year term and had an interest rate of 10% per annum. They have been extended for one year.

On October 31, 2012 the Company entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $7,000 (US $6,333), Siderion Capital Group Inc. in the amount of CDN $20,000 (US $18,094), Seagel Investment Corp. in the amount of CDN $2,500 (US $2,262), and Seagel Investment Ltd. in the amount of US $345,081 . Each of these October 31, 2012 convertible notes had a term of two (2) years and had an interest rate of 10% per annum. They have been extended for one year.

All of the convertible notes referred to above may be converted, at any time at the option of the holder, into shares of the common stock of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement.

These convertible notes and Drawn Down Loan Payable are secured against the assets of the TrioResources AG Inc. until the convertible notes are converted to shares or the convertible notes are redeemed. As at December 31, 2014, all of the convertible notes and the Draw Down Facility remain outstanding and none have been converted to common shares.

The convertible notes may be repaid at any time without penalty or bonus. Subsequent to year end and up to the date of this filing, none of the above notes were either paid or converted into common stocks of the Company.

Interest expense of $26,807 has been recognized for the three months ended December 31, 2014 (2013 - $39,555).

Convertible Notes (b)

On November 27, 2013, the Company entered into a convertible promissory note agreement (the “Note”) whereby the investor may purchase up to $335,000 face value convertible notes. The consideration is equal to $300,000 resulting in an original issue discount of $30,000 (approximately 10%). Pursuant to this agreement, the Company received $50,000 (face value of $55,833) on November 27, 2013 and $25,000 (face value of $27,917) on March 14, 2014 (together, the “Initial Tranche”). If the Company elects to repay the consideration received within 90 days from the effective date of the consideration, there is no interest due on the note. However, if the consideration is not repaid within 90 days of the effective date, there is a one-time interest charge equal to 12% of the outstanding principal balance. The note is convertible into common stock at the lender’s option, at the lower (a) $0.10 or (b) 60% of the lowest trade price in the 25 trading days previous to the conversion.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

(Expressed in United States Dollars)

12. Convertible Notes Payable: (continued)

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

The proceeds were allocated to between the compound embedded derivative and the financing costs expense. These resulted in day-one derivative losses and therefore, there was no value allocated to these notes on the inception date. These Notes will be accreted up to its face value over the life of the Notes based on an effective interest rate of 21.15%. Amortization expense of $nil was recorded for the three month period ended December 31, 2014. The total carrying values of these Notes as of December 31, 2014 amounted to $nil.

During the year ended September 30, 2014, convertible note of $50,000 and accrued interest of $5,560 was converted into 7,700,000 shares of common stock in accordance with the conversion option as explained above. Further, during the 3 months ended December 31, 2014, the remaining convertible note of $25,000 with accrued interest of $3,190 up to the date of conversion was converted into 22,490,731 shares of common stock in accordance with the conversion option as explained above.

13. Derivative Liabilities:

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2014 and the amounts that were reflected in income related to derivatives for the three months then ended:

	As at December 31, 2014
	Index shares	Fair values
Warrant derivatives	75,000	$203

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

(Expressed in United States Dollars)

13. Derivative Liabilities: (continued)

The Common Stock Purchase Warrant pursuant to a “Stairs Option/Joint Venture Agreement” with Teck Resources Limited (“Teck”) (see Note 15) issued on December 13, 2013 contained a variable conversion price, the Company has classified it as a derivative liability.

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions utilized in the Binomial Lattice process are as follows for the warrants as of December 31, 2014:

December 31, 2014

Linked common shares	75,000
Quoted market price on valuation date	$0.01
Quoted market price on valuation date	$0.598
Term (years)	1.230
Range of market volatities	132.64% - 189.68%
Risk free rates using zero coupon US Treasury Security rates	0.07% - 0.38%

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the three months ended December 31, 2014.

December 31, 2014

Balances at October 1, 2014	$203
Common stock purchase warrants	-
Changes in fair value inputs and assumptions reflected in income	-
Balances at December 31, 2014	$203

The fair value of all warrant derivatives is significantly influenced by the Company’s trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

14. Contingency

On October 22, 2012, the previous owner of the property, 2023682 Ontario Inc., owned by Mr. Reid (CEO of the Company), was fined CDN $56,265 by the Ontario Ministry of the Environment under the Environmental Protection Act for failing to comply with a Court Order to remove specified waste materials from the mill site. Under the terms of the Order, 2023682 Ontario Inc. had until July 31, 2014 to pay the fines and to comply with the Court Order to remove the specified waste material and, in the interim, to ensure that there is no migration or discharge of these materials into the ground or water. The liabilities and obligations with respect to this fine are with 2023682 Ontario Inc. Nevertheless, the Company has obtained a contractual indemnity from 2023682 Ontario Inc. in respect of this matter and any related liabilities in the event that 2023682 Ontario Inc. does not duly satisfy its obligations and an agreement that 2023682 Ontario Inc. will hold harmless the Company for any fines, legal actions or penalties associated with this matter. In addition, the Company has an agreement with 2023682 Ontario Inc. pursuant to which 2023682 Ontario Inc. has undertaken to dispose, at its cost, of the material as required in the court order within the specified time. In the event that 2023682 Ontario Inc. defaults with respect to any of these obligations, the Company may be subject to liability and exposure, including the disposal of these materials, any interim discharge from these materials (which are not currently in a permitted tailings pond) and related fines. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations. There has been a Notice of Garnishment served against Trio Resources, Inc. in the amounts of $45,874 CAD and $47,863 USD in respect of a claim against the Company’s CEO in his other business ventures. Currently, the motion is returnable in fiscal year 2015 and hence, the management cannot assess the likelihood of any outcome.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

(Expressed in United States Dollars)

15. Commitment

On September 25, 2013, the Company entered into a Stairs Option/Joint Venture Agreement (the “Agreement”) with Teck Resources Limited (“Teck”), a corporation incorporated under the laws of Canada. Teck is the registered and beneficial owner of a 100% undivided leasehold interest (the “Teck Interest”) in the Stairs property located in Ontario (the “Property”).

Teck has agreed to grant the Company the sole, exclusive and irrevocable right and option (the “Option”) to acquire the Teck Interest, subject only to the Back-in Right and the NSR royalty reserved to Teck, upon and subject to the terms of the Agreement. If the Company exercises the Option and Teck exercises its Back-in Right, then the NSR Royalty will be extinguished and Trio and Teck will participate as joint venture partners for any further exploration or, if deemed warranted, development of the Property upon the terms set out in the Agreement.

In consideration for the grant of the Option, the Company issued 75,000 Units (the “First Units”), to Teck during the quarter ended December 31, 2013. Each “Unit” (First Units and Second Units) shall be comprised of one common share in the capital of the Company (a “Share”) and one non-transferable share purchase warrant (a “Warrant”).

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

Under the Agreement, Teck has granted to the Company the sole, exclusive and irrevocable right and Option to earn, subject to Teck’s Back-in Right and the NSR royalty reserved out of the grant, which rights and royalty were reserved from the Option. The Company may exercise the Option by:

c)	Incurring an aggregate $1,500,000 in expenditures (the “Expenditures”) as follows:

On or Before	Cumulative Expenditures
June 30, 2015	$245,000
September 30, 2015	$1,000,000
September 30, 2016	$1,500,000

The Expenditure of $245,000 due to be incurred on or before June 30, 2015 is a commitment, whereas the balance of the Expenditures are optional; and

d)	Issuing and delivering to Teck a further 25,000 Units (the “Second Units”) on completion of the Expenditures necessary to exercising the Option.

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

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

(Expressed in United States Dollars)

15. Commitment (continued)

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

16. Subsequent Events:

The Company’s management has evaluated subsequent events through the filing date of these financial statements and has determined that there are no material subsequent events to report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of Trio Resources, Inc. (“we,” “us” or the “Company”) for the three months ended December 31, 2014 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

Overview

We operate as a milling and exploration company in the province of Ontario, Canada. Our operations have been limited to acquiring our initial land holdings and patented claims and our initial milling and mining assets to allow us to begin to implement our plans to start small scale concentration of existing above ground mineral resources.

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

As an exploration company, we have not as yet generated significant operating revenues and have incurred operating losses of $4,365,250 from our inception, May 16, 2012, to December 31, 2014, and of $330,734 for the three months ended December 31, 2014, respectively. To date we have funded our operations through advances from a related party and from private third party lenders utilizing convertible notes and loans payable including a draw down loan payable totaling $2,538,140 as explained in detail in the section “Liquidity and Capital Resources”.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

We are an exploration stage company and have not generated significant revenue to date and consequently our operations are subject to all of the risks inherent in the establishment of a new business enterprise. Our operations have been limited to the purchase of our initial land position including 2 patented claims, and the acquisition of fixed assets which will be incorporated into our processing facility. Our analysis on the performance of the Company is as follows:

Balance sheet – As at December 31, 2014 and September 30, 2014

Cash/Bank indebtedness

At December 31, 2014 the Company had cash of $9,745 as compared to $4,374 as at September 30, 2014. The increase is attributable to new financing of $250,000 partially offset by cash used in operating activities.

Prepaid expenses and other receivables

At December 31, 2014 the Company had $45,037 of prepaid expenses and other receivables as compared to $47,949 as at September 30, 2014. The decrease of $2,912 during the three month period ended December 31, 2014 mainly represented an amount of $25,497 received in respect of HST, partially offset by rent for January paid in advance and amounts paid to Mr. Reid as advance for business expenses.

Loan receivable – related party and mining property claims

There was no change in the balance of loan from a related party in the amount of CDN 81,729 and patented claims of CAD 10,200. The variation in the balance as at December 31, 2014 as compared to September 30, 2014 reflected the change in foreign exchange rates.

Property and equipment

At December 31, 2014 the Company had $328,619 of net book value of property and equipment as compared to $340,794 as at September 30, 2014. The decrease of $12,175 represented amortization expense of $5,959 for the three month periods ended December 31, 2014 and the effects of difference in foreign exchange rates during the three month periods ended December 31, 2014.

Accounts payable and accrued liabilities

At December 31, 2014 the Company had $982,487 of accounts payable and accrued liabilities as compared to $984,176 as at September 30, 2014. The actual change is an increase of CAD 15,519 (interest charges accrual of CAD 47,277, accrual for audit fee and accounting charged CAD 16,000, accrual for Triwood consulting CAD 15,000 and payroll taxes payable CAD 12,052, partially offset by payment of several invoices – CAD 29,000 to Brownlee equipment, CAD 10,138 to Campsall Electric and CAD 24,000 to MNP and a few others). The remaining reduction is an impact of the change in exchange rate from September 30th 2014 to December 31st, 2014.

Loans payable

At December 31, 2014 the Company had $639,286 of loans payable as compared to $379,826 as at September 30, 2014. The increase of $259,460 mainly represented new financing amounting to $250,000.

Convertible draw down loan payable

The Company entered into a one-year Convertible Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. As at December 31, 2014 and September 30, 2014 the amount outstanding under the Draw Down Facility was $425,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Convertible note payable – related party

At December 31, 2014 the Company had $431,001 of convertible note payable to a related party as compared to $446,101 as at September 30, 2014. The decrease for the three month period ended December 31, 2014 represents the effects of change in foreign exchange rates. The note was issued on June 15, 2012 for a term of two years and carries interest at 3% per annum. This note is interest free for the first twelve months and has been extended for one more year.

Convertible notes payable – third parties and derivative liabilities

At December 31, 2014 the Company had $896,853 of convertible notes payable to third parties and derivative liabilities as compared to $917,108 as at September 30, 2014. The decrease represents the effects of change in foreign exchange rates during the three month periods ended December 31, 2014. All these outstanding notes as at December 31, 2014 were issued under multiple funding arrangements with third party investors for a term of two years and carry interest ranging from 10% to 12% per annum. The notes have been extended for one more year.

Statement of Operations – For the three months December 31, 2014 and 2013:

Expenses

Our expenses are classified primarily into the following categories.

●	Corporate expenses;

●	Exploration and development costs;

●	Interest and derivative expense; and

●	Depreciation

Corporate expenses and exploration and development costs

Corporate expenses and exploration and development costs for the three months ended December 31, 2014 were $296,069 as compared to $186,157 for the three months ended December 31, 2013, respectively. The expenses which are generally included in these categories are consulting, legal, professional and edgarization charges. TrioResources AG Inc. was operating as a private limited company up to December 14, 2012, when it became public through a reverse merger transaction. The increased corporate expenses and exploration and development costs in 2014 were mainly due to the reverse merger activities.

Interest expense, change in derivative liabilities and depreciation

Interest expense, change in fair value of derivative liability and depreciation for the three months ended December 31, 2014 were $28,706, $nil and $5,959 as compared to $69,179, $13,259 and $2,051, for the three months ended December 31, 2013, respectively. The decrease in interest expense for the three months ended December 31, 2014 as compared to three months ended December 31, 2013 was mainly due to no accretion expense on related party convertible note during the current period. Change in derivative liabilities represented the derivative loss recognized resulting from the changes in fair values of promissory convertible notes. Increase in depreciation expense represents depreciation on non-operational equipment.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At December 31, 2014, the Company had a working capital deficit of $3,035,047 compared to a working capital deficit of $2,835,054 as at September 30, 2014. The Company is actively seeking various financing operations to meet the working capital requirements.

We have relied on equity financing and on third parties to provide financing for our operations by way of convertible notes and other loans. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital. We will need capital to allow us to acquire additional properties to expand our exploration base. The Company anticipates that its future mill operations will generate positive cash flows in fiscal 2015 provided that it is successful in obtaining additional financing in the foreseeable future. The Company has negotiated a $500,000 Draw Down facility (Note 8) with Seagel Investments Corp. of which $425,000 has been drawn as at December 31, 2014. On November 27, 2013, the Company entered into a Draw Down Facility in the amount of $335,000 with a lender of which the Company obtained $75,000 during the year ended September 30, 2014. The Company during the year ended September 30, 2014 raised $146,000 in the form of promissory notes.

On August 7, 2014, the Company closed its private placement offering with certain accredited investors for 27,250,000 shares of the Company’s common stock at an offering price of $0.02 per share for gross proceeds of $545,000. These shares are yet to be issued. In addition we will need to provide the Company with working capital. The amount and timing of capital required will depend on when we are able to conclude agreements either to purchase additional land and the associated patented claims and/or enter into licensing or other working relationships to allow the Company to have access to the largest mining asset base possible within the financial constraints of the Company. If we are unable to generate sufficient cash flow from operations we will be required to raise additional funds either in the form of capital or debt. There are no assurances that we will be able to generate the necessary capital or debt to carry out our current plan of operations.

As at the December 31, 2014, the outstanding convertible note from a related party and secured convertible notes under multiple funding arrangements with various third-party investors totals $2,538,140. To date we have funded our operations through equity financing, advances from a related party and from private third party lenders utilizing convertible notes and other loans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Critical accounting policies are described in the Company’s Form 10-K for the year ended September 30, 2014.

Subsequent Events

We have evaluated subsequent events through the filing date of these financial statements and have determined that there are no material subsequent events to report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes during the three months ended December 31, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 22, 2012, the previous owner of the property, 2023682 Ontario Inc., owned by Mr. Reid (CEO of the Company), was fined CDN $56,265 by the Ontario Ministry of the Environment under the Environmental Protection Act for failing to comply with a Court Order to remove specified waste materials from the mill site. Under the terms of the Order, 2023682 Ontario Inc. had until July 31, 2014 to pay the fines and to comply with the Court Order to remove the specified waste material and, in the interim, to ensure that there is no migration or discharge of these materials into the ground or water. The liabilities and obligations with respect to this fine are with 2023682 Ontario Inc. Nevertheless, the Company has obtained a contractual indemnity from 2023682 Ontario Inc. in respect of this matter and any related liabilities in the event that 2023682 Ontario Inc. does not duly satisfy its obligations and an agreement that 2023682 Ontario Inc. will hold harmless the Company for any fines, legal actions or penalties associated with this matter. In addition, the Company has an agreement with 2023682 Ontario Inc. pursuant to which 2023682 Ontario Inc. has undertaken to dispose, at its cost, of the material as required in the court order within the specified time. In the event that 2023682 Ontario Inc. defaults with respect to any of these obligations, the Company may be subject to liability and exposure, including the disposal of these materials, any interim discharge from these materials (which are not currently in a permitted tailings pond) and related fines. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations. There has been a Notice of Garnishment served against Trio Resources, Inc. in the amounts of $45,874 CAD and $47,863 USD in respect of a claim against the Company’s CEO in his other business ventures. Currently, the motion is returnable in fiscal year 2015 and hence, the management cannot assess the likelihood of any outcome.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any unregistered securities during the period of this report that have not otherwise been disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIO RESOURCES, INC.

Dated: February 27, 2015	By:	/s/ J. Duncan Reid
J. Duncan Reid, Chief Executive Officer and Chief Financial Officer

