Form 10-Q
period 2015-03-31
Trio Resources, Inc.
filed 2015-06-02
CIK 1532828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 374,353,231 common shares as of June 2, 2015.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Trio Resources, Inc.

CONDENSED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

3

Trio Resources, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2015	September 30, 2014
	(Unaudited)	(Audited)
	$	$
CURRENT ASSETS
Cash	—	4,374
Prepaid expenses and other receivables	22,760	47,949
Total current assets	22,760	52,323

Loan receivable - related party (Note 7)	64,443	72,919
Property and equipment (Note 3)	293,926	340,794
Mining property claims (Note 4)	8,043	9,101
TOTAL ASSETS	389,172	475,137

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness	50	—
Accounts payable and accrued liabilities	974,944	984,176
Loans payable (Note 8)	644,290	379,826
Promissory notes payable (Note 9)	131,000	146,000
Convertible notes payable (Note 12)	850,667	917,108
Convertible draw down loan payable (Note 10)	425,000	425,000
Derivative liabilities (Note 13)	47,961	35,267
Total current liabilities	3,073,912	2,887,377

Convertible note payable - related party (Note 11)	394,251	446,101
TOTAL LIABILITIES	3,468,163	3,333,478

STOCKHOLDERS’ DEFICIENCY
Authorized:
400,000,000 common stock, par value $0.001
Issued and outstanding:
374,353,231 common stock as at March 31, 2015 (September 30, 2014 : 346,862,500 common stock) - (Note 5)	374,354	346,863
Shares to be issued (Note 5)	27,250	27,250
Excess of purchase price over net asset value (Note 7)	(299,105)	(299,105)
Additional paid-in capital	897,591	881,892
Accumulated other comprehensive income	535,113	219,275
Accumulated deficit	(4,614,194)	(4,034,516)
Total stockholders’ deficiency	(3,078,991)	(2,858,341)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	389,172	475,137

See accompanying notes to condensed consolidated interim financial statements

Trio Resources, Inc.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
	$	$
REVENUE	—	—

EXPENSES
Corporate expenses	165,206	139,266
Exploration and development costs	17,818	—
Interest expense	57,939	68,713
Changes in fair value of derivative liabilities	1,666	4,080
Depreciation	6,315	1,951
Total expenses	248,944	214,010

Net loss for the period before income taxes	(248,944)	(214,010)

Income taxes	—	—
NET LOSS FOR THE PERIOD	(248,944)	(214,010)

Foreign currency translation adjustment	213,140	81,770

COMPREHENSIVE LOSS	(35,804)	(132,240)

Loss per share, basic and diluted (Note 6)	(0.0001)	(0.0004)

Weighted average number of common stock outstanding, basic and diluted (Note 6)	370,149,934	339,162,500

See accompanying notes to condensed consolidated interim financial statements

Trio Resources, Inc.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

	For the	For the
	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
	$	$
REVENUE	—	—

EXPENSES
Corporate expenses	389,495	303,648
Exploration and development costs	89,598	21,775
Interest expense	86,645	137,892
Changes in fair value of derivative liabilities	1,666	17,339
Depreciation	12,274	4,002
Total expenses	579,678	484,656

Net loss for the period before income taxes	(579,678)	(484,656)

Income taxes	—	—
NET LOSS FOR THE PERIOD	(579,678)	(484,656)

Foreign currency translation adjustment	315,838	147,159

COMPREHENSIVE LOSS	(263,840)	(337,497)

Loss per share, basic and diluted (Note 6)	(0.0007)	(0.0010)

Weighted average number of common stock outstanding, basic and diluted (Note 6)	367,204,016	338,952,847

See accompanying notes to condensed consolidated interim financial statements

Trio Resources, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Deficit

					Excess of
					purchase
			Share	Additional	price over	Accumulated other
	Common stock		to be	paid-in	net asset	comprehensive	Accumulated
	Shares	Amount	issued	capital	value	income	deficit	Total
		$	$	$	$	$	$	$
As at October 1, 2013	338,650,000	338,650	—	312,683	(299,105)	23,159	(2,746,274)	(2,370,887)

Issuance of shares re: consulting agreement	512,500	513	—	8,080	—	—	—	8,593

Shares to be issued in respect of private placements	—	—	27,250	501,130	—	—	—	528,380

Conversion of a note	7,700,000	7,700	—	59,999	—	—	—	67,699

Cumulative translation adjustment	—	—	—	—	—	196,116	—	196,116

Loss for the year	—	—	—	—	—	—	(1,288,242)	(1,288,242)
As at September 30, 2014 (audited)	346,862,500	346,863	27,250	881,892	(299,105)	219,275	(4,034,516)	(2,858,341)

Conversion of a note	22,490,731	22,491	—	5,699	—	—	—	28,190

Conversion of a note	5,000,000	5,000	—	10,000	—	—	—	15,000

Cumulative translation adjustment	—	—	—	—	—	315,838	—	315,838

Loss for the period	—	—	—	—	—	—	(579,678)	(579,678)
As at March 31, 2015 (unaudited)	374,353,231	374,354	27,250	897,591	(299,105)	535,113	(4,614,194)	(3,078,991)

See accompanying notes to condensed consolidated interim financial statements

Trio Resources, Inc.

Condensed Consolidated Interim Statements of Cash Flows

	For the	For the
	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the period	(579,678)	(484,656)

Depreciation	12,274	4,002
Stock based payment for services	—	8,875
Accretion expense including day one derivative loss	16,954	51,430
Change in fair value of derivative liabilities	1,666	17,339
Net change in non-cash working capital balances:
Prepaid expense and other assets	21,030	40,670
Accounts payable and accrued liabilities	102,305	30,311
Cash used in operating activities	(425,449)	(332,029)

INVESTING ACTIVITIES
Purchase of property and equipment	(4,865)	—
Cash used in investing activities	(4,865)	—

FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	50	(10,507)
Proceeds from issuance of promissory notes	30,000	67,500
Loans payable including draw down loan payable	284,193	233,407
Repayment of loans	(5,000)	—
Cash provided by financing activities	309,243	290,400

Net decrease in cash during the period	(121,071)	(41,629)
Effect of foreign currency translation	116,697	41,629
Cash, beginning of the period	4,374	—
Cash, end of period	—	—

See accompanying notes to condensed consolidated interim financial statements

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

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

Going Concern

The unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception on May 16, 2012 to March 31, 2015, the Company has not generated significant revenue and has incurred losses. As at March 31, 2015, the Company has a working capital deficiency of $3,051,152 and has accumulated deficit of $4,614,194. To date, the Company has not generated positive cash flows from operations and has primarily relied upon debt and equity financing from third parties and related parties to finance its operations.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results for the six months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending September 30, 2015 or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the year ended September 30, 2014.

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

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists,” which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. The new guidance will be effective for the Company beginning October 1, 2014. The Company is currently evaluating the impact of adopting this guidance.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity’’, which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions.

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard.

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They become effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

3. Property and Equipment:

On June 15, 2012, the Company acquired property and equipment from 2023682 Ontario Inc., a commonly-controlled related party (see Note 7). The cost of these acquired assets was recorded at the same historical carrying values reflected in the accounts of 2023682 Ontario Inc.

Equipment and buildings consist of the following:

	March 31, 2015	September 30, 2014

Equipment	$286,497	$319,016
Less: Accumulated depreciation	(35,050)	(27,824)
Net equipment	251,447	291,192

Buildings	48,133	54,464
Less: Accumulated depreciation	(5,654)	(4,862)
Net buildings	42,479	49,602
	$293,926	$340,794

During the period, there was an addition to mining equipment amounting to $4,865.

Depreciation expense of $6,315 and $12,274 was charged for the three and six month periods ended March 31 2015, (2014 - $1,951 and $4,002). Equipment and buildings are depreciated on a straight line basis, once they are put in use, over their estimated useful lives:

●	Equipment 15 years; and

●	Buildings 20 years.

4. Mining Property Claims:

At March 31, 2015 and September 30, 2014, the Company had mining property patent claims of $8,043 and $9,101, respectively (CDN $10,200 as of March 31, 2015 and September 30, 2014). These patent claims provide the Company with mining rights to certain land located in Coleman Township, District of Temiskaming, Ontario, Canada. On February 4, 2013 the Company made its first shipment of mineralized material for refining.

The patented claims were purchased in May 2012, in a related party transaction at a purchase price of CDN $10,200 (4,000MT of concentrate and book value of related party). No amortization has been charged since the date of purchase because amortization is based on units of production and the Company’s production volume through March 31, 2015 was very insignificant.

5. Stockholders’ Deficit:

Common stock:

The Company’s authorized capital stock consists of 400,000,000 shares of common stock. At March 31, 2015, there were 374,353,231 shares of common stock issued and outstanding (September 30, 2014 - 346,862,500).

The total number of shares of common stock outstanding was 374,353,231 as of March 31, 2015 comprising of 229,612,500 restricted shares and 144,740,731 non-restricted shares. The total number of shares of common stock outstanding was 346,862,500 as of September 30, 2014 comprising of 229,612,500 restricted shares and 117,250,000 non-restricted shares.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

5. Stockholders’ Deficit (continued):

The restricted shares have been issued to various parties through private placements, as start-up capital or as consideration for professional services. These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

Common stock issued and outstanding

During the six months ended March 31, 2015, convertible note of $25,000 and accrued interest of $3,190 was converted into 22,490,731 shares of common stock in accordance with the conversion option as explained in Note 12.

During the six months ended March 31, 2015, the company exchanged $15,000 worth of promissory notes against 5,000,000 shares of common stock.

Shares to be issued:

On August 7, 2014, the Company closed its private placement offering with certain accredited investors for 27,250,000 shares of the Company’s common stock at an offering price of $0.02 per share for gross proceeds of $545,000. This includes share issuance costs of $16,620 which has been netted against gross proceeds. These shares are not yet issued as at March 31, 2015.

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

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

As at March 31, 2015, the Company had advanced to 2023682 Ontario Inc., $64,443 (CAD 81,729) (September 30, 2014 - $72,919). The amount is unsecured, non-interest bearing and is recorded as a loan receivable with no specific terms of repayment.

8. Loans Payable:

Loans payable represent unsecured and interest free financing provided by a third party. These loans are repayable on demand.

On December 24, 2014, the Company entered into an agreement with a private lender and raised $250,000. The term of the debt is six months from the date of receipt of funds and carries interest 10% per annum to be prepaid on the same day funds are received. The debt is secured by a general security agreement. In addition, the Company also received an increase in interest free loan of $34,193 during the six months ended March 31, 2015 and $5,000 of this balance was repaid during the period.

9. Promissory Notes Payable:

These promissory notes are unsecured and carry interest at 8% per annum. During March 2015 the Company exchanged $15,000 worth of promissory note against 5,000,000 shares of common stock. Interest expense relating to these notes amounted to $3,150 and $6,070 during the three and six months ended March 31, 2015 (2014 – NIL and NIL). These notes are repayable by November 25, 2015.

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

After completion of the one-year term, the outstanding principal and accrued interest remaining on the debt facility was converted into a convertible note with an additional term of two (2) years. Pursuant to the terms of this draw down facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement. The Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied on December 14, 2012 the Company became public. As at March 31, 2015, the amount outstanding under the draw down facility was $425,000 (September 30, 2014 - $425,000).

11. Convertible Note Payable – Related Party:

As of March 31, 2015, the Company has a convertible note payable of $394,251 (CDN $500,000) to 2023682 Ontario Inc. This note, which was originally issued to TrioResources AG Inc., will become due three years from the date of issuance (June 15, 2012) and has accrued interest at 3% per annum beginning on the one year anniversary of issuance. The terms of this convertible note specified that if TrioResources AG Inc., was successful in a ‘going public’ transaction, the convertible note would become convertible into shares of common stock at a conversion price equal to the weighted average of the share price based on the average 5 day bid price, within 30 days of going public. If there are no trades on any given day in the first 30 days after the stock began to trade then the bid price would be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note was interest free for the first 12 months post-closing of the asset purchase, thereafter; it accrued interest at the rate of 3% per annum.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

On initial recognition, this note was discounted resulting in an effective interest rate of 27%. As a result, a $210,415 discount to the note was recorded which was being amortized to as accretion expense over the term of the note. TrioResources AG Inc. completed its going public transaction upon consummation of the Share Exchange and became public on December 14, 2012, the first trades of the Company’s common stock took place on January 11, 2013 at $0.55 per share; however, the holder has not requested for conversion into shares. This has been classified as non-current as management has obtained a waiver for the next 12 months.

Accretion expense of $ nil has been recognized for the three and six months ended March 31, 2015 (2014 - $26,788 and $51,430, respectively), which is included in interest expense in the unaudited condensed consolidated interim statements of operations.

12. Convertible Notes Payable:

	March 31, 2015	September 30, 2014

Convertible Note (a)	$849,805	$916,185
Convertible Note (b)	-	923
Convertible Note (c)	862	-
	$850,667	$917,108

These convertible notes outstanding as at March 31, 2015 and September 30, 2014 are classified as current in accordance with their terms of maturity.

Convertible Notes (a)

The details of the convertible notes outstanding as at March 31, 2015 are as follows:

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

On October 31, 2012 the Company entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $7,000 (US $5,520), Siderion Capital Group Inc. in the amount of CDN $20,000 (US $15,770), Seagel Investment Corp. in the amount of CDN $2,500 (US $1,971), and Seagel Investment Ltd. in the amount of US $345,080. Each of these October 31, 2012 convertible notes had a term of two (2) years and had an interest rate of 10% per annum. They have been extended for one year.

All of the convertible notes referred to above may be converted, at any time at the option of the holder, into shares of the common stock of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement.

These convertible notes and Drawn Down Loan Payable are secured against the assets of the TrioResources AG Inc. until the convertible notes are converted to shares or the convertible notes are redeemed. As at March 31, 2015, all of the convertible notes and the Draw Down Facility remain outstanding and none have been converted to common shares.

The convertible notes may be repaid at any time without penalty or bonus. Subsequent to year end and up to the date of this filing, none of the above notes were either paid or converted into common stocks of the Company.

Interest expense of $28,488 and $55,295 has been recognized for the three and six months ended March 31, 2015 (2014 - $38,028 and $77,583).

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

12. Convertible Notes Payable: (continued)

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

The proceeds were allocated to between the compound embedded derivative and the financing costs expense. These resulted in day-one derivative losses and therefore, there was no value allocated to these notes on the inception date. These Notes were to be accreted up to their face value over the life of the Notes based on an effective interest rate of 21.15%.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

12. Convertible Notes Payable: (continued)

During the year ended September 30, 2014, the convertible note of $50,000 and accrued interest of $5,560 was converted into 7,700,000 shares of common stock in accordance with the conversion option as explained above. Further, during the six months ended March 31, 2015, the remaining convertible note of $25,000 with accrued interest of $3,190 up to the date of conversion was converted into 22,490,731 shares of common stock in accordance with the conversion option as explained above. Amortization expense of $nil was recorded for the three and six month periods ended March 31, 2015. The total carrying values of these Notes as of March 31, 2015 amounted to $nil.

Convertible Notes (c)

On February 23, 2015, the Company entered into convertible note with Vis Vires Group, Inc. in the amount of $30,000. The convertible notes has a 9 month term and has an interest rate of 8% per annum.

13. Derivative Liabilities:

The following tables summarize the components of the Company’s derivative liabilities:

March 31, 2015
Warrant	$203
Convertible note	47,758
$47,961

Warrant

The following tables summarize the components of the Company’s warrant derivative liabilities and linked common shares as of March 31, 2015 and the amounts that were reflected in income related to derivatives for the three months then ended:

	As at March 31, 2015
	Index shares	Fair values
Warrant derivatives	75,000	$203

The Common Stock Purchase Warrant pursuant to a “Stairs Option/Joint Venture Agreement” with Teck Resources Limited (“Teck”) (see Note 15) issued on December 13, 2013 contained a variable conversion price, the Company has classified it as a derivative liability.

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions utilized in the Binomial Lattice process are as follows for the warrants as of March 31, 2015:

March 31, 2015
Linked common shares	75,000
Quoted market price on valuation date	$0.01
Quoted market price on valuation date	$0.598
Term (years)	1.230
Range of market volatities	132.64% - 189.68%
Risk free rates using zero coupon US Treasury Security rates	0.07% - 0.38%

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the six months ended March 31, 2015.

March 31, 2015
Balances at October 1, 2014	$203
Common stock purchase warrants	-
Changes in fair value inputs and assumptions reflected in income	-
Balances at March 31, 2015	$203

The fair value of all warrant derivatives is significantly influenced by the Company’s trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

Convertible Note

As of March 31, 2015, the estimated derivative fair value of our convertible promissory notes is as follows:

Convertible Notes	Fair Value Issuance February 23, 2015	Fair Value March 31, 2015
VIS Vires Group Convertible Note - $30,000	$46,092	$47,758

VIS Vires Group Convertible Notes

On February 23, 2015 (the “Date of Issuance”), Trio Resources, Inc. issued convertible promissory notes to VIS Vires, Inc. (the “Holder”), in the amounts of $30,000 (1st tranche included no deferred financing cost or legal fees) (the “Convertible Promissory Notes” or the “Notes”).

The Convertible Notes are convertible at 51% of the average 2 lowest bid prices for the last 15 trading days and contains a full ratchet reset. The Holders have the right after 180 days following the Date of Issuance, and until any time until the Convertible Promissory Note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible Promissory Note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The Holder was not issued warrants with the Convertible Promissory Notes.

The Convertible Notes: (a) bears interest at 8% per annum; (b) the principal and accrued interest is due and payable on 11/25/15; (c) is convertible optionally by the Holder at any time after 180 days; (d) bears 22% interest on default with a 150% payment penalty under specific default provisions; (e) redeemable at 120% to 145% for days 0-180; (f) and is subject to dilutive adjustments for share issuances (full ratchet reset feature). The embedded conversion feature in the Note should be accounted for as a derivative liability due to the variable conversion provision based on guidance in ASC 815 and EITF 07-05.

The following table reflects the allocation of the VIS Vires Group purchase on the financing date February 23, 2015:

VIS Vires Group Convertible Note	Note Allocation/Costs
Convertible promissory notes	$30,000
Compound embedded derivative	46,092
Day One derivative loss	16,092

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

Fair Value Considerations

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that August be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations August be obtained from, or corroborated by, third-party pricing services.

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s convertible promissory notes which are required to be measured at fair value on a recurring basis under of ASC 815 as of March 31, 2015are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities as of March 31, 2015.

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Convertible Note	$47,758	$-	$-	$47,758
Warrant derivative	203			203
Totals	$47,961	$-	$-	$47,961

Our financial instruments consist of cash, loan receivable, accounts payable and accrued liabilities, loans payable, promissory notes payable, convertible notes payable, convertible draw down loan payable and derivative liabilities. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in estimated fair value of the derivative liability are reported in other income (expense) as gain (loss) on change in fair value.

The Company values its derivative instruments related to embedded derivative features from the issuance of convertible debentures in accordance with the Level 3 guidelines.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

Derivative Financial Instruments

Derivative Liabilities

The Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions and full ratchet conversion price reset feature. The conversion terms of the convertible note is variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and full ratchet reset events and shares to be issued were recorded as derivative liabilities on the issuance date. According to ASC 815, the derivatives associated with the convertible notes were recognized as a discount to the debt instrument, and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional expense at issuance date.

Further, and in accordance with ASC 815, the embedded derivatives are revalued using a multi-nomial lattice model at issuance and at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair values” in the consolidated statement of operations. As of March 31, 2015, the fair value of the notes included on the accompanying consolidated balance sheet was $47,758. During the three months period ended March 31, 2015, the Company recognized a gain on change in fair value totaling $1,666.

Key assumptions used in the valuation of the convertible notes for each of the valuation dates were as follows:

Note Holder	Valuation Date	Term	Volatility	Risk Adjusted Rate

VIS Vires Group	2/23/2015	0.75	306.8%	0.080%
VIS Vires Group	3/31/2015	0.65	323.6%	0.14%

The fair value of the derivative liability was calculated using a multi-nomial lattice model that values the compound embedded derivatives and by applying based on a probability weighted discounted cash flow model, which is based on future projections of the various potential outcomes. The fair values including the embedded derivatives that were analyzed and incorporated into the model included the variable conversion price feature with the full ratchet reset, and the redemption options. Due to the significant estimates inherent in determining such a valuation and the unobservable nature of certain inputs in the multi-nomial lattice model and the probabilities used these in the discounted cash flow model, these instruments have been classified as Level 3 financial instruments. Any changes in these unobservable inputs would be likely to cause material changes in the fair value of these financial instruments.

	Balance at December 31, 2014		New Issuances	Settlements	Change in Fair Values	Balance at March 31, 2015
Level 3 – Fair Values from:
Convertible Note		$-	$46,092	-	$1,666	$47,758
	$		$46,092		$1,666	$47,758

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

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

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

March 31, 2015 and 2014

15. Commitment (continued)

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

As at March 31, 2015, the Company has incurred expenditure of approximately $45,000.

Rent Agreement

On June 13, 2014, the Company entered into a two year rent agreement with the Regus Group of Companies at a monthly rent of $2,800 per month with monthly payments started in July 2014.

Mining Property Claims

On July 30, 2014, the Company entered into a purchase and sale agreement to acquire certain non-patented mining property claims, located in Ontario. Pursuant to the agreement, the Company will acquire those mining property claims for a cash consideration of $63,080 (CAD $80,000) and issuance of 400,000 shares of its common stock on the closing date. The purchase agreement also requires the Company to pay to the vendor 2% Net Smelter Return Royalty on minerals produced, saved and sold from the property. The agreement has not yet closed pending completion of certain legal formalities relating to the transfer of title to the Company.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of Trio Resources, Inc. (“we,” “us” or the “Company”) for the six months ended March 31, 2015 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

As an exploration company, we have not as yet generated significant operating revenues and have incurred operating losses of $4,595,575 from our inception, May 16, 2012, to March 31, 2015, and of $230,324 and $561,058 for the three and six months ended March 31, 2015, respectively. To date we have funded our operations through advances from a related party and from private third party lenders utilizing convertible notes and loans payable including a draw down loan payable totaling $2,489,346 as explained in detail in the section “Liquidity and Capital Resources”.

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

Balance sheet – As at March 31, 2015 and September 30, 2014

Cash/Bank indebtedness

At March 31, 2015 the Company had cash of $nil as compared to $4,374 as at September 30, 2014. The decrease is attributable to cash of $424,906 used in operations, partially offset by new financing of $295,000 and effect of foreign currency translation.

Prepaid expenses and other receivables

At March 31, 2015 the Company had $22,760 of prepaid expenses and other receivables as compared to $47,949 as at September 30, 2014. The decrease of $25,189 mainly represented decrease in advances that were extended to CEO.

Loan receivable – related party and mining property claims

There was no change in the balance of loan from a related party in the amount of CDN 81,729 and patented claims of CAD 10,200. The variation in the balance as at March 31, 2015 as compared to September 30, 2014 reflected the change in foreign exchange rates.

Property and equipment

At March 31, 2015 the Company had $293,926 of net book value of property and equipment as compared to $340,794 as at September 30, 2014. The decrease of $46,868 represented amortization expense of $12,274 for the six month periods ended March 31, 2015 and the effects of difference in foreign exchange rates during the six month period ended March 31, 2015.

Accounts payable and accrued liabilities

At March 31, 2015 the Company had $974,944 of accounts payable and accrued liabilities as compared to $984,176 as at September 30, 2014.

Loans payable

At March 31, 2015 the Company had $644,290 of loans payable as compared to $379,826 as at September 30, 2014. The increase of $264,464 mainly represented new financing amounting to $250,000.

Convertible draw down loan payable

The Company entered into a one-year Convertible Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. As at March 31, 2015 and September 30, 2014 the amount outstanding under the Draw Down Facility was $425,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Convertible note payable – related party

At March 31, 2015 the Company had $394,251 of convertible note payable to a related party as compared to $446,101 as at September 30, 2014. The decrease for the three month period ended December 31, 2014 represents the effects of change in foreign exchange rates. The note was issued on June 15, 2012 for a term of two years and carries interest at 3% per annum. This note is interest free for the first twelve months and has been extended for one more year.

Convertible notes payable – third parties and derivative liabilities

At March 31, 2015 the Company had $850,667 of convertible notes payable to third parties and derivative liabilities as compared to $917,108 as at September 30, 2014. The decrease primarily represents the effects of change in foreign exchange rates during the six month periods ended March 31, 2015. All these outstanding notes as at March 31, 2015 were issued under multiple funding arrangements with third party investors for a term of two years and carry interest ranging from 8% to 12% per annum. The notes have been extended for one more year.

Derivative liabilities primarily comprise $47,758 pertaining to new convertible note issued in Q2 with a face value of $30,000.

Statement of Operations – For the three and six months ended March 31 2015 and 2014:

Expenses

Our expenses are classified primarily into the following categories.

●	Corporate expenses;

●	Exploration and development costs;

●	Interest and derivative expense; and

●	Depreciation

Corporate expenses and exploration and development costs

Corporate expenses and exploration and development costs for the three and six months ended March 31, 2015 were $183,024 and $479,093 as compared to $139,266 and $325,423 for the three and six months ended March 31, 2014, respectively. The expenses which are generally included in these categories are consulting, legal, professional and edgarization charges. TrioResources AG Inc. was operating as a private limited company up to December 14, 2012, when it became public through a reverse merger transaction. The increased in corporate expenses and exploration and development costs in 2015 were mainly due to foreign exchange losses due to adverse movement in the value of the Canadian Dollar.

Interest expense, change in derivative liabilities and depreciation

Interest expense, change in fair value of derivative liability and depreciation for the three and six months ended March 31, 2015 were $57,939, $1,666 and $6,315 and $86,645, $1,666 and $12,274 as compared to $68,713, $4,080 and $1,951, and $137,892, $17,339 and $4,002 for the three and six months ended March 31, 2014, respectively. The decrease in interest expense for the three and six months ended March 31, 2015 as compared to three and six months ended March 31, 2014 was mainly due to no accretion expense on related party convertible note during the current period. Change in derivative liabilities represented the derivative loss recognized resulting from the changes in fair values of promissory convertible notes. Increase in depreciation expense represents depreciation on non-operational equipment.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

At March 31, 2015, the Company had a working capital deficit of $3,051,152 compared to a working capital deficit of $2,835,054 as at September 30, 2014. The Company is actively seeking various financing operations to meet the working capital requirements.

We have relied on equity financing and on third parties to provide financing for our operations by way of convertible notes and other loans. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital. We will need capital to allow us to acquire additional properties to expand our exploration base. The Company anticipates that its future mill operations will generate positive cash flows in fiscal 2015 provided that it is successful in obtaining additional financing in the foreseeable future. The Company has negotiated a $500,000 Draw Down facility (Note 10) with Seagel Investments Corp. of which $425,000 has been drawn as at March 31, 2015. On November 27, 2013, the Company entered into a convertible promissory note agreement with a lender in the amount of $335,000 of which the Company obtained $75,000 during the year ended September 30, 2014. The Company raised $30,000 and $146,000 in the form of promissory notes during the six months ended March 31, 2015 and year ended September 30, 2014 respectively.

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

As at March 31, 2015, the outstanding convertible note from a related party and secured convertible notes under multiple funding arrangements with various third-party investors totals $2,489,346. To date we have funded our operations through equity financing, advances from a related party and from private third party lenders utilizing convertible notes and other loans.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the three months ended March 31, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TRIO RESOURCES, INC.

Dated: June 2, 2015	By:	/s/ J. Duncan Reid
J. Duncan Reid, Chief Executive Officer and Chief Financial Officer

