Form 10-Q
period 2015-06-30
Trio Resources, Inc.
filed 2015-08-31
CIK 1532828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 374,353,231 common shares as of August 31, 2015.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Trio Resources, Inc.

CONDENSED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

3

Trio Resources, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2015	September 30, 2014
	(Unaudited)	(Audited)
	$	$
CURRENT ASSETS
Cash	—	4,374
Accounts receivable, net of allowance of $nil	34,364	—
Prepaid expenses and other receivables	28,917	47,949
Total current assets	63,281	52,323

Loan receivable - related party (Note 7)	65,435	72,919
Property and equipment (Note 3)	292,992	340,794
Mining property claims (Note 4)	8,167	9,101
TOTAL ASSETS	429,875	475,137

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Bank indebtedness	95	—
Accounts payable and accrued liabilities	1,126,861	984,176
Loans payable (Note 8)	654,493	379,826
Promissory notes payable (Note 9)	131,000	146,000
Convertible notes payable (Note 12)	858,439	917,108
Convertible draw down loan payable (Note 10)	425,000	425,000
Derivative liabilities (Note 13)	47,961	35,267
Total current liabilities	3,243,849	2,887,377

Convertible note payable - related party (Note 11)	400,321	446,101
TOTAL LIABILITIES	3,644,170	3,333,478

STOCKHOLDERS’ DEFICIENCY
Authorized:
400,000,000 common stock, par value $0.001
Issued and outstanding:
374,353,231 common stock as at June 30, 2015 (September 30, 2014 : 346,862,500 common stock) - (Note 5)	374,354	346,863
Shares to be issued (Note 5)	27,250	27,250
Excess of purchase price over net asset value (Note 7)	(299,105)	(299,105)
Additional paid-in capital	897,591	881,892
Accumulated other comprehensive income	537,010	219,275
Accumulated deficit	(4,751,395)	(4,034,516)
Total stockholders’ deficiency	(3,214,295)	(2,858,341)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	429,875	475,137

See accompanying notes to condensed consolidated interim financial statement

Trio Resources, Inc.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

	For the	For the
	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)
	$	$

REVENUE	45,071	—

COST OF GOODS SOLD	10,706	—

GROSS MARGIN	34,365	—

EXPENSES
Corporate expenses	53,027	95,541
Exploration and development costs	69,850	20,453
Interest expense	42,618	63,731
Changes in fair value of derivative liabilities	—	1,288
Depreciation	6,071	1,984
Total expenses	171,566	182,997

Net loss for the period before income taxes	(137,201)	(182,997)

Income taxes	—	—
NET LOSS FOR THE PERIOD	(137,201)	(182,997)

Foreign currency translation adjustment	1,897	(81,630)

COMPREHENSIVE LOSS	(135,304)	(264,627)

Loss per share, basic and diluted (Note 6)	(0.0004)	(0.0008)

Weighted average number of common stock outstanding, basic and diluted (Note 6)	374,353,231	339,162,500

See accompanying notes to condensed consolidated interim financial statements

Trio Resources, Inc.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

	For the	For the
	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)
	$	$

REVENUE	45,071	—

COST OF GOODS SOLD	10,706	—

GROSS MARGIN	34,365	—

EXPENSES
Corporate expenses	442,522	399,189
Exploration and development costs	159,448	42,228
Interest expense	129,263	201,623
Changes in fair value of derivative liabilities	1,666	18,627
Depreciation	18,345	5,986
Total expenses	751,244	667,653

Net loss for the period before income taxes	(716,879)	(667,653)

Income taxes	—	—
NET LOSS FOR THE PERIOD	(716,879)	(667,653)

Foreign currency translation adjustment	317,735	65,529

COMPREHENSIVE LOSS	(399,144)	(602,124)

Loss per share, basic and diluted (Note 6)	(0.0011)	(0.0018)

Weighted average number of common stock outstanding, basic and diluted (Note 6)	369,587,088	339,024,630

See accompanying notes to condensed consolidated interim financial statements

Trio Resources, Inc.

Condensed Consolidated Interim Statements of Stockholders’ Deficit

					Excess of
					purchase	Accumulated
	Common stock		Share to be	Additional paid-in	price over net asset	other comprehensive	Accumulated
	Shares	Amount	issued	capital	value	income	deficit	Total
		$	$	$	$	$	$	$
As at October 1, 2013	338,650,000	338,650	—	312,683	(299,105)	23,159	(2,746,274)	(2,370,887)

Issuance of shares re: consulting agreement	512,500	513	—	8,080	—	—	—	8,593

Shares to be issued in respect of private placements	—	—	27,250	501,130	—	—	—	528,380

Conversion of a note	7,700,000	7,700	—	59,999	—	—	—	67,699

Cumulative translation adjustment	—	—	—	—	—	196,116	—	196,116

Loss for the year	—	—	—	—	—	—	(1,288,242)	(1,288,242)

As at September 30, 2014 (audited)	346,862,500	346,863	27,250	881,892	(299,105)	219,275	(4,034,516)	(2,858,341)

Conversion of a note	22,490,731	22,491	—	5,699	—	—	—	28,190

Conversion of a note	5,000,000	5,000	—	10,000	—	—	—	15,000

Cumulative translation adjustment	—	—	—	—	—	317,735	—	317,735

Loss for the period	—	—	—	—	—	—	(716,879)	(716,879)

As at June 30, 2015 (unaudited)	374,353,231	374,354	27,250	897,591	(299,105)	537,010	(4,751,395)	(3,214,295)

See accompanying notes to condensed consolidated interim financial statements

Trio Resources, Inc.

Condensed Consolidated Interim Statements of Cash Flows

	For the	For the
	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)
	$	$
OPERATING ACTIVITIES
Net loss for the period	(716,879)	(667,653)

Depreciation	18,345	5,986
Stock based payment for services	—	8,875
Accretion expense including day one derivative loss	—	74,503
Change in fair value of derivative liabilities	1,666	18,627
Net change in non-cash working capital balances:
Accounts receivable	(34,364)	—
Prepaid expense and other assets	14,748	40,777
Accounts payable and accrued liabilities	244,735	199,487
Cash used in operating activities	(471,749)	(319,398)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,089)	—
Cash used in investing activities	(5,089)	—

FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	95	(10,519)
Proceeds from issuance of promissory notes	30,000	67,500
Loans payable including draw down loan payable	292,878	246,833
Repayment of loans	(5,000)	—
Cash provided by financing activities	317,973	303,814

Net (decrease)/increase in cash during the period	(158,865)	(15,584)
Effect of foreign currency translation	154,491	17,131
Cash, beginning of the period	4,374	—
Cash, end of period	—	1,547

See accompanying notes to condensed consolidated interim financial statements

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

All references to the “Company”, “Trio Resources” or “Trio Resources, Inc.” refer to Trio Resources, Inc. and its wholly-owned subsidiaries.

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

On January 8, 2015, the Company incorporated a wholly owned subsidiary called Trio Precious Metals Inc. in the province of Ontario. The purpose of this subsidiary is to process material not owned by Trio Resources Ag Inc. to create additional revenue for the Company.

Going Concern

The unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception on May 16, 2012 to June 30, 2015, the Company has not generated significant revenue and has incurred losses. As at June 30, 2015, the Company has a working capital deficiency of $3,180,568 and has accumulated deficit of $4,751,395. To date, the Company has not generated positive cash flows from operations and has primarily relied upon debt and equity financing from third parties and related parties to finance its operations.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed consolidated interim financial statements do not include all information and footnotes required by US GAAP for complete annual consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results for the nine months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending September 30, 2015 or for any other interim period. The unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto as of and for the year ended September 30, 2014.

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

June 30, 2015 and 2014

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

Revenue Recognition

The Company recognizes revenues when they are earned, specifically when all of the following conditions are met:

●	Ownership of the goods have been transferred to the customers. Ownership of the goods is transferred to the customers when the good are transferred to a designated carrier in accordance with shipping terms agreed with the customer;

●	there is persuasive evidence that an arrangement exists;

●	there are no significant obligations remaining;

●	amounts are fixed or can be determined; and

●	the ability to collect is reasonably assured.

Accounts Receivable

Accounts receivable are stated at outstanding balances, net of an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due. The Company routinely assesses the financial strength of its customers and, therefore, believes that its accounts receivable credit risk exposure is limited. Allowance for doubtful accounts on June 30, 2015 was $nil (2014 - $nil).

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

June 30, 2015 and 2014

3. Property and Equipment:

On June 15, 2012, the Company acquired property and equipment from 2023682 Ontario Inc., a commonly-controlled related party (see Note 7). The cost of these acquired assets was recorded at the same historical carrying values reflected in the accounts of 2023682 Ontario Inc.

Equipment and buildings consist of the following:

	June 30, 2015	September 30, 2014

Equipment	$290,908	$319,016
Less: Accumulated depreciation	(40,438)	(27,824)
Net equipment	250,470	291,192

Buildings	48,874	54,464
Less: Accumulated depreciation	(6,352)	(4,862)
Net buildings	42,522	49,602
	$292,992	$340,794

During the period, there was an addition to mining equipment amounting to $5,089.

Depreciation expense of $6,071 and $18,345 was charged for the three and nine month periods ended June 30, 2015, (2014 - $1,984 and $5,986). Equipment and buildings are depreciated on a straight line basis, once they are put in use, over their estimated useful lives:

●	Equipment 15 years; and

●	Buildings 20 years.

4. Mining Property Claims:

At June 30, 2015 and September 30, 2014, the Company had mining property patent claims of $8,167 and $9,101, respectively (CDN $10,200 as of June 30, 2015 and September 30, 2014). These patent claims provide the Company with mining rights to certain land located in Coleman Township, District of Temiskaming, Ontario, Canada. On February 4, 2013 the Company made its first shipment of mineralized material for refining.

The patented claims were purchased in May 2012, in a related party transaction at a purchase price of CDN $10,200 (4,000MT of concentrate and book value of related party). No amortization has been charged since the date of purchase because amortization is based on units of production and the Company’s production volume through June 30, 2015 was very insignificant.

5. Stockholders’ Deficit:

Common stock:

The Company’s authorized capital stock consists of 400,000,000 shares of common stock. At June 30, 2015, there were 374,353,231 shares of common stock issued and outstanding (September 30, 2014 - 346,862,500).

The total number of shares of common stock outstanding was 374,353,231 as of June 30, 2015 comprising of 229,175,000 restricted shares and 145,178,231 non-restricted shares. The total number of shares of common stock outstanding was 346,862,500 as of September 30, 2014 comprising of 229,612,500 restricted shares and 117,250,000 non-restricted shares.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

5. Stockholders’ Deficit (continued):

The restricted shares have been issued to various parties through private placements, as start-up capital or as consideration for professional services. These restricted shares will be available for sale under Rule 144 of the Securities Act of 1933, as amended, when the conditions of Rule 144 have been met.

Common stock issued and outstanding

During the nine months ended June 30, 2015, convertible note of $25,000 and accrued interest of $3,190 was converted into 22,490,731 shares of common stock in accordance with the conversion option as explained in Note 12.

During the nine months ended June 30, 2015, the company exchanged $15,000 worth of promissory notes for 5,000,000 shares of common stock.

Shares to be issued:

On August 7, 2014, the Company closed its private placement offering with certain accredited investors for 27,250,000 shares of the Company’s common stock at an offering price of $0.02 per share for gross proceeds of $545,000. This includes share issuance costs of $16,620 which has been netted against gross proceeds. These shares are not yet issued as at June 30, 2015.

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

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

7. Related Party Transactions (continued):

This transaction was accounted for as a transfer between entities under common control, and the cost of these assets is based on the transferor’s carrying value of the asset. Management determined that the assets acquired did not meet the definition of a “business” as defined by accounting standards, or as a “predecessor business”, as defined in SEC rules.

As at June 30, 2015, the Company had advanced to 2023682 Ontario Inc., $65,435 (CAD 81,729) (September 30, 2014 - $72,919). The amount is unsecured, non-interest bearing and is recorded as a loan receivable with no specific terms of repayment.

8. Loans Payable:

Loans payable amounting to $404.493 represent unsecured and interest free financing provided by third parties. These loans are repayable on demand. The Company received interest free loans amounting to $42,878 during the nine months ended June 30, 2015 and $5,000 of this balance was repaid during the period.

On December 24, 2014, the Company entered into an agreement with a private lender and raised $250,000. The term of the debt was six months from the date of receipt of funds and carries interest 10% per annum to be prepaid on the same day funds are received. The due date was further extended by six months to December 25, 2015. The debt is secured by a general security agreement. Interest accrued on the debt during the three and nine months ended June 30, 2015 was $6,250 and $13,056 respectively.

9. Promissory Notes Payable:

These promissory notes are unsecured and carry interest at 8% per annum. During March 2015 the Company exchanged $15,000 worth of promissory note against 5,000,000 shares of common stock. Interest expense relating to these notes amounted to $2,850 and $8,920 during the three and nine months ended June 30, 2015 (2014 – NIL and NIL). These notes are repayable by November 25, 2015.

Notes amounting to $88,500 and $42,500 expired on May 25, 2015 and June 24, 2015 respectively and the Company has been unable to pay the principal and interest due. As a result, interest at 22% per annum would be charged by the lender from the date of expiry. Due to the fact that the Company lacks sufficient authorized shares to net share settle these liabilities, management has classified these obligations as a liability at period ended June 30, 2015. Upon completion of an increase in authorized capital, these liabilities will be extinguished and reclassified to equity.

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

After completion of the one-year term, the outstanding principal and accrued interest remaining on the debt facility was converted into a convertible note with an additional term of two (2) years. Pursuant to the terms of this draw down facility, this convertible debt obligation may, at the option of the creditor, be converted into the common shares of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement. The Company has an option to convert at whichever price is the lowest of all options above. Through the completion of the reverse takeover of Allied on December 14, 2012 the Company became public. As at June 30, 2015, the amount outstanding under the draw down facility was $425,000 (September 30, 2014 - $425,000). Interest accrued on the debt during the three and nine months ended June 30, 2015 was $10,625 and $31,875 respectively.

11. Convertible Note Payable – Related Party:

As of June 30, 2015, the Company has a convertible note payable of $400,321 (CDN $500,000) [$446,101 (CDN500,000) – September 30, 2014] to 2023682 Ontario Inc. This note, which was originally issued to TrioResources AG Inc., became due three years from the date of issuance (June 15, 2012) and has accrued interest at 3% per annum beginning on the one year anniversary of issuance. It has been extended for 12 months from the expiry date, on the existing terms. The terms of this convertible note specified that if Trio Resources AG Inc., was successful in a ‘going public’ transaction, the convertible note would become convertible into shares of common stock at a conversion price equal to the weighted average of the share price based on the average 5 day bid price, within 30 days of going public. If there are no trades on any given day in the first 30 days after the stock began to trade then the bid price would be used in determining the weighted average price. This convertible note may be repaid at any time without penalty or bonus. This convertible note was interest free for the first 12 months post-closing of the asset purchase, thereafter; it accrued interest at the rate of 3% per annum. Interest accrued on the note during the three and nine months ended June 30, 2015 was $3,120 and $9,441 respectively.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

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

Accretion expense of $ nil has been recognized for the three and nine months ended June 30, 2015 (2014 - $23,073 and $74,503, respectively), which is accrued in interest expense in the unaudited condensed consolidated interim statements of operations.

12. Convertible Notes Payable:

	June 30, 2015	September 30, 2014

Convertible Note (a)	$857,577	$916,185
Convertible Note (b)	-	923
Convertible Note (c)	862	-
	$858,439	$917,108

These convertible notes outstanding as at June 30, 2015 and September 30, 2014 are classified as current in accordance with their terms of maturity.

Convertible Notes (a)

The details of the convertible notes outstanding as at June 30, 2015 are as follows:

On September 30, 2012, the Company entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $266,445 (US $241,053), Siderion Capital Group Inc. in the amount of CDN $295,163 (US $267,034), and Seagel Investment Corp. in the amount of CDN $49,000 (US $47,559). Each of these September 30, 2012 convertible notes had a two (2) year term and had an interest rate of 10% per annum. They have been extended for one year to September 30, 2015.

On October 31, 2012 the Company entered into convertible notes with Incendia Management Group Inc. in the amount of CDN $7,000 (US $5,520), Siderion Capital Group Inc. in the amount of CDN $20,000 (US $15,770), Seagel Investment Corp. in the amount of CDN $2,500 (US $1,971), and Seagel Investment Ltd. in the amount of US $345,080. Each of these October 31, 2012 convertible notes had a term of two (2) years and had an interest rate of 10% per annum. They have been extended for one year to October 31, 2015.

All of the convertible notes referred to above may be converted, at any time at the option of the holder, into shares of the common stock of the Company at the lower of $1.00 per share, the initial listing price of $0.55 less 20% discount of the price of the public shares, or any financing that is done by the Company by way of a registration statement.

These convertible notes and Drawn Down Loan Payable are secured against the assets of the TrioResources AG Inc. until the convertible notes are converted to shares or the convertible notes are redeemed. As at June 30, 2015, all of the convertible notes and the Draw Down Facility remain outstanding and none have been converted to common shares.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

The convertible notes may be repaid at any time without penalty or bonus. Subsequent to year end and up to the date of this filing, none of the above notes were either paid or converted into common stocks of the Company.

Interest expense of $27,863 and $83,158 has been recognized and accrued for the three and nine months ended June 30, 2015 (2014 - $36,508 and $114,091).

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

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

The proceeds were allocated to between the compound embedded derivative and the financing costs expense. These resulted in day-one derivative losses and therefore, there was no value allocated to these notes on the inception date. These Notes were to be accreted up to their face value over the life of the Notes based on an effective interest rate of 21.15%.

During the year ended September 30, 2014, the convertible note of $50,000 and accrued interest of $5,560 was converted into 7,700,000 shares of common stock in accordance with the conversion option as explained above. Further, during the nine months ended June 30, 2015, the remaining convertible note of $25,000 with accrued interest of $3,190 up to the date of conversion was converted into 22,490,731 shares of common stock in accordance with the conversion option as explained above. Amortization expense of $nil was recorded for the three and nine month periods ended June 30, 2015. The total carrying values of these Notes as of June 30, 2015 amounted to $nil.

Convertible Notes (c)

On February 23, 2015, the Company entered into convertible note with Vis Vires Group, Inc. in the amount of $30,000. The convertible note has a 9 month term and has an interest rate of 8% per annum.

13. Derivative Liabilities:

The following tables summarize the components of the Company’s derivative liabilities:

June 30, 2015
Warrant	$203
Convertible note	47,758
$47,961

Warrant

The following tables summarize the components of the Company’s warrant derivative liabilities and linked common shares as of June 30, 2015 and the amounts that were reflected in income related to derivatives for the three months then ended:

	As at June 30, 2015
	Index shares	Fair values
Warrant derivatives	75,000	$203

The Common Stock Purchase Warrant pursuant to a “Stairs Option/Joint Venture Agreement” with Teck Resources Limited (“Teck”) (see Note 15) issued on December 13, 2013 contained a variable conversion price, the Company has classified it as a derivative liability.

The Binomial Lattice technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. Significant assumptions utilized in the Binomial Lattice process are as follows for the warrants as of June 30, 2015:

June 30, 2015
Linked common shares	75,000
Quoted market price on valuation date	$0.01
Quoted market price on valuation date	$0.598
Term (years)	0.730
Range of market volatilities	132.64% - 189.68%
Risk free rates using zero coupon US Treasury Security rates	0.07% - 0.38%

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

13. Derivative Liabilities (continued):

The following table reflects the issuances of derivative warrants and changes in fair value inputs and assumptions related to the derivative warrants during the nine months ended June 30, 2015.

June 30, 2015
Balances at October 1, 2014	$203
Common stock purchase warrants	-
Changes in fair value inputs and assumptions reflected in income	-
Balances at June 30, 2015	$203

The fair value of all warrant derivatives is significantly influenced by the Company’s trading market price, the price volatility in trading and the risk free interest components of the Binomial Lattice technique.

Convertible Note

As of June 30, 2015, the estimated derivative fair value of our convertible promissory notes is as follows:

Convertible Notes	Fair Value Issuance February 23, 2015	Fair Value June 30, 2015
VIS Vires Group Convertible Note - $30,000	$46,092	$47,758

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

June 30, 2015 and 2014

13. Derivative Liabilities (continued):

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

The Company follows the provisions of ASC 820 with respect to its financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s convertible promissory notes which are required to be measured at fair value on a recurring basis under of ASC 815 as of June 30, 2015 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities as of June 30, 2015.

		Fair Value Measurements Using:
	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Convertible Note	$47,758	$-	$-	$47,758
Warrant derivative	203			203
Totals	$47,961	$-	$-	$47,961

Our financial instruments consist of cash, loan receivable, accounts payable and accrued liabilities, loans payable, promissory notes payable, convertible notes payable, convertible draw down loan payable and derivative liabilities, convertible note payable – related party. It is management’s opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values based on their short maturities or for long-term debt based on borrowing rates currently available to us for loans with similar terms and maturities. Gains and losses recognized on changes in estimated fair value of the derivative liability are reported in other income (expense) as gain (loss) on change in fair value.

The Company values its derivative instruments related to embedded derivative features from the issuance of convertible debentures in accordance with the Level 3 guidelines.

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

13. Derivative Liabilities (continued):

Derivative Financial Instruments

Derivative Liabilities

The Company issued convertible notes with variable conversion provisions and full ratchet conversion price reset feature. The conversion terms of the convertible note is variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and full ratchet reset events and shares to be issued were recorded as derivative liabilities on the issuance date. According to ASC 815, the derivatives associated with the convertible notes were recognized as a discount to the debt instrument, and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional expense at issuance date.

Further, and in accordance with ASC 815, the embedded derivatives are revalued using a multi-nomial lattice model at issuance and at each balance sheet date and marked to fair value with the corresponding adjustment as a “gain or loss on change in fair values” in the consolidated statement of operations. As of June 30, 2015, the fair value of the notes included on the accompanying consolidated balance sheet was $47,758. During the nine months period ended June 30, 2015, the Company recognized a gain on change in fair value totaling $1,666.

Key assumptions used in the valuation of the convertible notes for each of the valuation dates were as follows:

Note Holder	Valuation Date	Term	Volatility	Risk Adjusted Rate

VIS Vires Group	2/23/2015	0.75	306.8%	0.080%
VIS Vires Group	3/31/2015	0.65	323.6%	0.14%
VIS Vires Group	6/30/2015	0.40	337.4%	0.11%

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

	Balance at December 31, 2014		New Issuances	Settlements	Change in Fair Values	Balance at June 30, 2015
Level 3 – Fair Values from:
Convertible Note		$-	$46,092	-	$1,666	$47,758
	$		$46,092		$1,666	$47,758

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

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

Trio Resources, Inc.

Notes to the Condensed Consolidated Interim Financial Statements (Unaudited)

June 30, 2015 and 2014

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

As at June 30, 2015, the Company has incurred expenditure of approximately $45,000. The Company has not met required expenditures as at June 30, 2015 and cash repayment has not been completed within 30 days as mentioned above.

Rent Agreement

On June 13, 2014, the Company entered into a two year rent agreement with the Regus Group of Companies at a monthly rent of $2,800 per month with monthly payments started in July 2014.

Mining Property Claims

On July 30, 2014, the Company entered into a purchase and sale agreement to acquire certain non-patented mining property claims, located in Ontario. Pursuant to the agreement, the Company will acquire those mining property claims for a cash consideration of $64,048(CAD $80,000) and issuance of 400,000 shares of its common stock on the closing date. The purchase agreement also requires the Company to pay to the vendor 2% Net Smelter Return Royalty on minerals produced, saved and sold from the property. The agreement has not yet closed pending completion of certain legal formalities relating to the transfer of title to the Company.

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

16. Fair Value Measurements

The Company’s financial instruments are exposed to certain financial risks, including credit risk and liquidity risk.

Credit Risk

Credit risk is the risk of an unexpected loss if a customer or third party to a financial instrument fails to meet its contractual obligations, and arises principally from the Company’s cash and accounts receivable. The Company places its cash with institutions of high creditworthiness. The carrying value of the financial assets represents the maximum credit exposure.

The Company minimizes credit risk by routinely reviewing the credit risk of the counterparty to the arrangement and maintains an allowance for doubtful accounts related to credit risk.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company has a planning and budgeting process in place to help determine the funds required to support the Company’s normal operating requirements on an ongoing basis and its expansionary plans. The Company ensures that there are sufficient funds to meet its short-term business requirements, taking into account its anticipated cash flows from operations and its holdings of cash.

The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due.

17. Subsequent Events:

The Company’s management has evaluated subsequent events through the filing date of these consolidated financial statements and has determined that there are no material subsequent events to report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information and financial data discussed below is derived from the unaudited condensed consolidated interim financial statements of Trio Resources, Inc. (“we,” “us” or the “Company”) for the nine months ended June 30, 2015 and were prepared and presented in accordance with generally accepted accounting principles in the United States.

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

As an exploration company, we have not as yet generated significant operating revenues and have incurred operating losses of $4,751,395 from our inception, May 16, 2012, to June 30, 2015, and of $137,201 and $716,879 for the three and nine months ended June 30, 2015, respectively. To date we have funded our operations through advances from a related party and from private third party lenders utilizing convertible notes and loans payable including a draw down loan payable totaling $2,517,214 as explained in detail in the section “Liquidity and Capital Resources”.

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

Incorporation of Trio Precious Metals Inc.

On January 8, 2015, the Company incorporated a wholly owned subsidiary called Trio Precious Metals Inc. in the province of Ontario. The purpose of this subsidiary is to process material not owned by Trio Resources Ag Inc. to create additional revenue for the Company.

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

Balance sheet – As at June 30, 2015 and September 30, 2014

Cash/Bank indebtedness

At June 30, 2015 the Company had cash of $nil as compared to $4,374 as at September 30, 2014. The decrease is attributable to cash of $471,749 used in operations, partially offset by new financing of $317,973 and effect of foreign currency translation.

Accounts receivable

At June 30, 2015 the Company had accounts receivable of $34,364 as compared to $nil as at September 30, 2014. The balance represents amount receivable in respect of refining charges billed by Trio Precious Metal Inc. during the period.

Prepaid expenses and other receivables

At June 30, 2015 the Company had $28,917 of prepaid expenses and other receivables as compared to $47,949 as at September 30, 2014. The decrease of $19,032 mainly represented decrease in advances that were extended to CEO.

Loan receivable – related party and mining property claims

There was no change in the balance of loan from a related party in the amount of CDN 81,729 and patented claims of CAD 10,200. The variation in the balance as at June 30, 2015 as compared to September 30, 2014 reflected the change in foreign exchange rates.

Property and equipment

At June 30, 2015 the Company had $292,992 of net book value of property and equipment as compared to $340,794 as at September 30, 2014. The decrease of $47,802 represented amortization expense of $18,345 for the nine month periods ended June 30, 2015 and the effects of difference in foreign exchange rates during the nine month period ended June 30, 2015.

Accounts payable and accrued liabilities

At June 30, 2015 the Company had $1,126,861 of accounts payable and accrued liabilities as compared to $984,176 as at September 30, 2014.

Loans payable

At June 30, 2015 the Company had $654,493 of loans payable as compared to $379,826 as at September 30, 2014. The increase of $274,667 mainly represented new financing amounting to $250,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Convertible draw down loan payable

The Company entered into a one-year Convertible Draw Down Facility, dated as of November 1, 2012, with Seagel Investment Ltd. as lender, in the maximum amount of $500,000. As at June 30, 2015 and September 30, 2014 the amount outstanding under the Draw Down Facility was $425,000.

Convertible note payable – related party

At June 30, 2015 the Company had $400,321 of convertible note payable to a related party as compared to $446,101 as at September 30, 2014. The decrease for the nine month period ended June 30, 2015 represents the effects of change in foreign exchange rates. The note was issued on June 15, 2012 for a term of two years and carries interest at 3% per annum. This note is interest free for the first twelve months and has been extended for one more year.

Convertible notes payable – third parties and derivative liabilities

At June 30, 2015 the Company had $858,439 of convertible notes payable to third parties and derivative liabilities as compared to $917,108 as at September 30, 2014. The decrease primarily represents the effects of change in foreign exchange rates during the nine month periods ended June 30, 2015. All these outstanding notes as at June 30, 2015 were issued under multiple funding arrangements with third party investors for a term of two years and carry interest ranging from 8% to 12% per annum. The notes have been extended for one more year.

Derivative liabilities primarily comprise $47,758 pertaining to a new convertible note issued in Q2 with a face value of $30,000.

Statement of Operations – For the three and nine months ended June 30 2015 and 2014:

Revenue

Revenue comprises refining charges billed by Trio Precious Metal Inc. during the period.

Expenses

Our expenses are classified primarily into the following categories.

●	Corporate expenses;

●	Exploration and development costs;

●	Interest and derivative expense; and

●	Depreciation

Corporate expenses and exploration and development costs

Corporate expenses and exploration and development costs for the three and nine months ended June 30, 2015 were $122,877 and $601,970 as compared to $115,995 and $441,417 for the three and nine months ended June 30, 2014, respectively. The expenses which are generally included in these categories are consulting, legal, professional and edgarization charges. TrioResources AG Inc. was operating as a private limited company up to December 14, 2012, when it became public through a reverse merger transaction. The increase in corporate expenses and exploration and development costs in 2015 were mainly due to foreign exchange losses due to adverse movement in the value of the Canadian Dollar.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Interest expense, change in derivative liabilities and depreciation

Interest expense, change in fair value of derivative liability and depreciation for the three and nine months ended June 30, 2015 were $42,618, $nil and $6,071 and $129,263, $1,666 and $18,345 as compared to $63,731, $1,288 and $1,984, and $201,623, $18,627 and $5,986 for the three and nine months ended June 30, 2014, respectively. The decrease in interest expense for the three and nine months ended June 30, 2015 as compared to three and nine months ended June 30, 2014 was mainly due to no accretion expense on related party convertible note during the current period. Change in derivative liabilities represented the derivative loss recognized resulting from the changes in fair values of promissory convertible notes. Increase in depreciation expense represents depreciation on non-operational equipment.

Liquidity and Capital Resources

At June 30, 2015, the Company had a working capital deficit of $3,180,568 compared to a working capital deficit of $2,835,054 as at September 30, 2014. The Company is actively seeking various financing operations to meet the working capital requirements.

We have relied on equity financing and on third parties to provide financing for our operations by way of convertible notes and other loans. The proceeds may not be sufficient to effectively develop our business to the fullest extent to allow us to maximize our revenue potential, in which case, we will need additional capital. We will need capital to allow us to acquire additional properties to expand our exploration base. The Company anticipates that its future mill operations will generate positive cash flows in fiscal 2015 provided that it is successful in obtaining additional financing in the foreseeable future. The Company has negotiated a $500,000 Draw Down facility (Note 10) with Seagel Investments Corp. of which $425,000 has been drawn as at June 30, 2015. On November 27, 2013, the Company entered into a convertible promissory note agreement with a lender in the amount of $335,000 of which the Company obtained $75,000 during the year ended September 30, 2014. The Company raised $30,000 and $146,000 in the form of promissory notes during the nine months ended June 30, 2015 and year ended September 30, 2014 respectively.

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

As at June 30, 2015, the outstanding convertible note from a related party and secured convertible notes under multiple funding arrangements with various third-party investors totals $2,517,214. To date we have funded our operations through equity financing, advances from a related party and from private third party lenders utilizing convertible notes and other loans.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the three months ended June 30, 2015 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

On October 22, 2012, the previous owner of the property, 2023682 Ontario Inc., owned by Mr. Reid (CEO of the Company), was fined CDN $56,265 by the Ontario Ministry of the Environment under the Environmental Protection Act for failing to comply with a Court Order to remove specified waste materials from the mill site. Under the terms of the Order, 2023682 Ontario Inc. had until July 31, 2014 to pay the fines and to comply with the Court Order to remove the specified waste material and, in the interim, to ensure that there is no migration or discharge of these materials into the ground or water. The liabilities and obligations with respect to this fine are with 2023682 Ontario Inc. Nevertheless, the Company has obtained a contractual indemnity from 2023682 Ontario Inc. in respect of this matter and any related liabilities in the event that 2023682 Ontario Inc. does not duly satisfy its obligations and an agreement that 2023682 Ontario Inc. will hold harmless the Company for any fines, legal actions or penalties associated with this matter. In addition, the Company has an agreement with 2023682 Ontario Inc. pursuant to which 2023682 Ontario Inc. has undertaken to dispose, at its cost, of the material as required in the court order within the specified time. In the event that 2023682 Ontario Inc. defaults with respect to any of these obligations, the Company may be subject to liability and exposure, including the disposal of these materials, any interim discharge from these materials (which are not currently in a permitted tailings pond) and related fines. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations. There has been a Notice of Garnishment served against Trio Resources, Inc. in the amounts of $45,874 CAD and $47,863 USD in respect of a claim against the Company’s CEO in his other business ventures. Currently, the motion is returnable in fiscal year 2015 and hence, the management cannot assess the likelihood of any outcome

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

TRIO RESOURCES, INC.

Dated: August 31, 2015	By:	/s/ J. Duncan Reid
J. Duncan Reid, Chief Executive Officer and
Chief Financial Officer

